Form 10-Q
period 1995-03-31
PRIMECO INC
filed 1995-05-15
CIK 934387

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


(Mark One)

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                      OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-87404


                                  PRIMECO INC.

                  Texas                                    74-1951774
     -------------------------------                       ----------
     (State of other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                        16225 Park Ten Place, Suite 200
                             Houston, Texas 77084
                    ---------------------------------------
                    (Address of principal executive offices)


                                (713) 578-5600
                    ---------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES  [X]        NO _________

                                  PRIMECO INC.

                                                                             Page
Part I.   Financial Information

     Item 1.  Financial Statements:

                Condensed Consolidated Balance Sheets
                March 31, 1995 and December 31, 1994                          2

                Condensed Consolidated Income Statements
                For the three months ended March 31, 1995 and 1994            3

                Condensed Consolidated Statements of Cash Flows
                For the three months ended March 31, 1995 and 1994            4

                Notes to Condensed Consolidated Financial Statements          5

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           8

Part II.  Other Information

     Item 5.    Other Information
                Issuance of Senior Subordinated Debt                         11

Signatures                                                                   12





                                     ~ 1 ~

                                  PRIMECO INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In Thousands Except for Share Amounts)



                                                           March 31,        December 31,
                                                              1995              1994
                                                           ---------       ------------
                        ASSETS
Cash and cash equivalents..................................  $  1,732         $ 12,090
Accounts receivable, net...................................    29,883           30,175
Inventories................................................    15,056           13,187
Rental equipment, net......................................   162,404          153,818
Property, plant and equipment, net.........................    20,760           20,768
Cost in excess of fair value of net assets acquired, net...   117,033          117,713
Other assets...............................................    25,578           21,009
                                                             --------         --------
         Total assets......................................  $372,446         $368,760
                                                             ========         ========
        LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable...........................................  $  6,224         $ 12,122
Accrued expenses...........................................    21,995           23,465
Debt.......................................................   240,000          225,000
Deferred income taxes......................................    26,414           27,594
Other liabilities..........................................     2,120            1,974
Redeemable convertible preferred stock $.01 par value,
     $2,000 per share liquidation value, 5,000 shares
     authorized and outstanding............................     9,352            8,975
Common shareholder's equity:
     Common stock, $.01 par value, 10,000 shares
     authorized and 5,000 shares outstanding...............         1                1
Paid-in capital............................................    69,497           69,874
Accumulated deficit........................................    (3,157)            (245)
                                                             --------         --------
     Common shareholder's equity...........................    66,341           69,630
                                                             --------         --------
     Total liabilities and shareholder's equity............  $372,446         $368,760
                                                             ========         ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  PRIMECO INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)


                                                           Successor              Predecessor
                                                            For The                 For The
                                                       Three Months Ended      Three Months Ended
                                                            March 31                March 31
                                                       ------------------       -----------------
                                                              1995                    1994
                                                       ------------------       -----------------
Revenues:
  Rental revenue.......................................    $ 30,564                  $ 26,140
  New equipment sales..................................       7,942                     7,309
  Rental equipment sales...............................       6,635                     4,607
  Parts and merchandise sales..........................       7,608                     6,542
  Service and other income.............................       3,140                     2,599
                                                            -------                   -------
                                                             55,889                    47,197
                                                            -------                   -------
Cost of Sales:
  Depreciation - rental equipment......................       7,802                     4,112
  Cost of new equipment sales..........................       6,692                     6,291
  Cost of rental equipment sales, net of
    accumulated depreciation...........................       6,558                     2,871
  Cost of parts and merchandise sales..................       5,806                     4,955
  Direct operating expenses............................      14,187                    12,434
                                                            -------                   -------
                                                             41,045                    30,663
                                                            -------                   -------
  Gross profit.........................................      14,844                    16,534
                                                            -------                   -------
Selling, general and administrative expenses...........       8,602                     7,270
Depreciation and amortization:
  Non-compete agreements...............................         375                     1,825
  Cost in excess of fair value of assets acquired......         737                       813
  Property, plant and equipment........................         574                       504
Interest expense, net of interest income...............       6,705                     3,096
                                                            -------                   -------
                                                             16,993                    13,508
                                                            -------                   -------
  Income/(Loss) before income taxes and extraordinary
    item...............................................      (2,149)                    3,026
Income tax expense / (benefit).........................        (505)                    1,386
                                                            -------                   -------
  Net income/(loss) before extraordinary item..........      (1,644)                    1,640
                                                            -------                   =======
Extraordinary loss ....................................      (1,268)
Net loss...............................................      (2,912)

Dividend requirement and accretion on redeemable
  preferred stock......................................         377
                                                            -------
Net loss applicable to common shareholder..............     ($3,289)
                                                            =======




The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  PRIMCO INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                   Successor              Predecessor
                                                                    For The                 For The
                                                               Three Months Ended      Three Months Ended
                                                                    March 31                March 31
                                                               ------------------       -----------------
                                                                      1995                    1994
                                                               ------------------       -----------------
OPERATING ACTIVITIES:
Net income (loss) ............................................     $ (2,912)                $  1,640
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
       Depreciation and amortization..........................        9,488                    7,254
       Deferred income tax provision..........................         (386)                       0
       Net (gain)/loss on sale of rental equipment and
         property, plant and equipment........................           35                   (1,636)
      Extraordinary loss .....................................        1,268                       0
  Effect of changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable..............          292                     (659)
      Increase in inventories.................................       (1,869)                  (1,222)
      (Increase) decrease in other assets.....................       (3,388)                     733
  Decrease in accounts payable, accrued expense,
      and other libilities....................................       (7,222)                  (1,302)
                                                                   --------                 --------
  Net cash (used in) provided by operating activities.........       (4,694)                   4,808
                                                                   --------                 --------
INVESTING ACTIVITIES:
  Additions to rental equipment...............................      (23,066)                 (14,773)
  Additions to property, plant and equipment..................         (538)                    (477)
  Payments of acquisition costs...............................          (57)                       0
  Proceeds from sales of rental equipment.....................        6,580                    4,687
  Proceeds from disposal of property, plant and equipment.....           35                       46
                                                                   --------                 --------
Net cash used in investing activities.........................      (17,046)                 (10,517)
                                                                   --------                 --------
FINANCING ACTIVITIES:
  Net (Payments)/Proceeds from revolving line of credit.......      (10,000)                   5,000
  Payment of Subordinated Loan Facility.......................      (75,000)                       0
  Proceeds from issuance of Senior Subordinated Debt..........      100,000                        0
  Payment of financing costs..................................       (3,618)                       0
                                                                   --------                 --------
Net cash provided by financing activities.....................       11,382                    5,000
                                                                   --------                 --------
Net decrease in cash and cash equivalents.....................      (10,358)                    (709)
Cash and cash equivalents at begining of period...............       12,090                    2,128
                                                                   --------                 --------
Cash and cash equivalents at end of period....................     $  1,732                 $  1,419
                                                                   ========                 ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  PRIMECO INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying consolidated financial statements of Primeco Inc. ("Primeco") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of Primeco's financial condition, operating results and cash flows for the interim periods presented have been included. Operating results and cash flows for the quarter are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.
These interim financial statements should be read in conjunction with the Form S-1 dated February 27, 1995, including the financial statements and notes contained therein, filed with the Securities and Exchange Commission.

2.   The Company

     The financial statements include the accounts of Primeco, a wholly-owned subsidiary of Prime Holding, Inc. ("Holdings"). On December 2, 1994, Holdings acquired Primeco (the "Acquisition") from a subsidiary of Artemis S.A. through Holdings' subsidiary Prime Acquisition Corp. ("PAC"). Immediately following the completion of the Acquisition, PAC merged into Primeco, as a result of which Primeco became a wholly-owned subsidiary of Holdings. For purposes of identification and description, Primeco is referred to as the "Predecessor" for the period prior to the Acquisition, the "Successor" for the period subsequent to the Acquisition and the "Company" for both periods.




                                     ~ 5 ~

                                  PRIMECO INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     The following unaudited pro forma statement of operations presents the results of operations for the three month period ended March 31, 1994 as though the controlling ownership of the Predecessor had been acquired on January 1, 1994, and assumes that there were no other changes in the operations of the Predecessor. The proforma results are not necessarily indicative of the financial results that might have occurred had the transaction included in the pro forma statement actually taken place on January 1, 1994, or of future results of operations (dollars in thousands).

                                                    Predecessor
                                                      For The                        Pro Forma for
                                                   Three Months                       the Three
                                                      Ended                          Months Ended
                                                    March 31,        Pro Forma         March 31,
                                                      1994          Adjustments          1994
                                                   ------------     -----------       -----------
Revenue.......................................       $ 47,197        $                 $ 47,197
                                                     --------        ---------         --------
Net income/(loss).............................       $  1,640           (3,402)          (1,762)
                                                     ========
Dividend and accretion on Preferred stock.....                            (377)            (377)
                                                                     ---------         --------
Net loss applicable to common shareholder.....                       $  (3,779)        $ (2,139)
                                                                     =========         ========

     Proforma adjustments follow the same methodology as is presented in the S-1.

3.   Depreciation of Rental Equipment

     The Company's cost of rental equipment acquired during the Successor period, less estimated salvage value, is depreciated over five years using the straight-line method.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 121, which is effective for fiscal years beginning after December 15, 1995, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will adopt SFAS 121 at the beginning of 1996. It is anticipated that the impact of adopting this statement will not have a material effect on the financial statements.





                                     ~ 6 ~

                                  PRIMECO INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

4.   Issuance of Senior Subordinated Notes

     On March 6, 1995 the Successor issued $100,000,000 of 12.75% Senior Subordinated Notes due March 1, 2005. The Successor received net proceeds of approximately $96,000,000, which were used to repay $75,000,000 of indebtedness under the Successor's Subordinated Loan Facility plus accrued interest and $20,000,000 of indebtedness under the revolving credit portion of the Senior Credit Facility. The early repayment of the Subordinated Loan Facility including the write-off of debt issuance costs of $2,062,000 and net of income tax benefits of $794,000, has been reflected as an extraordinary loss on the Statement of Operations.

     Maturities of debt under the bank credit agreement and the Senior Subordinated Notes are as follows as of March 31, 1995 (dollars in thousands):

                                                                       Senior Subordinated
     March 31,                                      Bank Borrowing           Notes
     --------                                       --------------     -------------------
     1995   . . . . . . . . . . . . . . . . . . .    $    1,000
     1996   . . . . . . . . . . . . . . . . . . .         1,000
     1997   . . . . . . . . . . . . . . . . . . .         1,000
     1998   . . . . . . . . . . . . . . . . . . .        12,000
     1999 and thereafter  . . . . . . . . . . . .       125,000               $100,000
                                                       --------               --------
                                                       $140,000               $100,000
                                                       ========               ========





                                     ~ 7 ~

                                  PRIMECO INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

     Total Revenues for the three months ended March 31, 1995 increased 18.4% to $55.9 million, when compared with the corresponding prior period revenues of $47.2 million. This increase is primarily a result of higher rental revenues and an increase in the sale of parts, merchandise and used rental equipment.

     Rental Revenue for the three months ended March 31, 1995 increased 16.9% to $30.6 million, when compared with the corresponding prior period rental revenues of $26.1 million. This increase is the result of an overall improvement in economic conditions, an increase in the average amount of equipment available for rental and higher utilization of rental equipment.

     New Equipment Sales for the three months ended March 31, 1995 increased 8.7% to $7.9 million, when compared with the corresponding prior period sales of $7.3 million. This increase is due primarily to improved general economic conditions.

     Rental Equipment Sales for the three months ended March 31, 1995 increased 44.0% to $6.6 million, when compared with the corresponding prior period sales of $4.6 million, primarily due to a strong demand for used rental equipment.

     Parts and Merchandise Sales for the three months ended March 31, 1995 increased 16.3% to $7.6 million, when compared with the corresponding prior period sales of $6.5 million. This increase correlates to the higher rental revenues and sales of new and used rental equipment.

     Service and Other Income for the three months ended March 31, 1995 increased 20.8% to $3.1 million when compared with the corresponding prior period sales of $2.6 million. This increase relates to the increased rental revenue.

     Gross Profit for the three months ended March 31, 1995 decreased 10.2% to $14.8 million, when compared with the corresponding prior period gross profit of $16.5 million. The decrease in gross profit is the result of the Acquisition on December 2, 1994, which increased the cost of sales due to higher depreciation expense for rental equipment and the cost of rental equipment sales resulting from the step-up of rental equipment fleet to its fair market value. Gross profit was also impacted by direct operating expenses which increased primarily due to higher compensation costs (reflecting an increased number of employees) and increased maintenance costs necessary to support the increased size of the rental fleet and to staff new rental equipment yards. The increase in direct operating expenses also reflects start-up costs of opening four new rental equipment yards.





                                     ~ 8 ~

                                  PRIMECO INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (Continued)

     Selling, General and Administrative Expenses for the three months ended March 31, 1995 increased 18.3% to $8.6 million, when compared with the corresponding prior period expenses of $7.3 million. The increase reflects higher sales commissions due to increased rental and sales revenue and the reduction in the prior year period relating to an insurance settlement and a franchise tax refund.

     Depreciation and Amortization - Amortization of non-compete agreements for the three months ended March 31, 1995 decreased 79.5% to $0.4 million, when compared with the corresponding prior period amortization of $1.8 million.
This is primarily from lower amortization expense associated with the Successor's noncompete agreement compared to the noncompete agreement the Predecessor had with its former owner.

     Interest expense (net of interest income) for the three months ended March 31, 1995 increased 116.6% to $6.7 million, when compared with the corresponding prior period interest expense of $3.1 million. The increase primarily reflects higher borrowings outstanding following the Acquisition which closed on December 2, 1994. The Successor's indebtedness, as of March 31, 1995, totalled $240 million, compared to $138 million as of March 31, 1994. Interest expense excludes the write-off of approximately $2 million of debt issuance costs associated with the Subordinated Loan Facility.

Liquidity and Capital Resources

     The Successor used $4.7 million of cash for operating activities during the period ending March 31, 1995, compared to net cash of $4.8 million for the period ending March 31, 1994. During the current period, cash was used to fund the operating loss, increase certain assets and reduce accounts payable and accrued expenses.

     The Company's primary capital requirements were for the purchases of rental equipment to expand its business and to replace rental equipment sold. Total purchases of rental equipment were $23.1 million and proceeds from the sale of used rental equipment totalled $6.6 million for the three month period ended March 31, 1995.

     On March 6, 1995, the Successor issued $100,000,000 of 12.75% Senior Subordinated Notes due March 1, 2005. The Successor received net proceeds of approximately $96,000,000, which were used to repay $75,000,000, of indebtedness under the Successor's Subordinated Loan Facility plus accrued interest and; $20,000,000 of indebtedness under the revolving credit portion of the Senior Credit Facility.





                                     ~ 9 ~

                                  PRIMECO INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (Continued)

     The Successor believes that its cash flows from operating activities, proceeds from the sale of used rental equipment and its borrowing capacity under the Successor's revolving credit facility, (as of March 31, 1995 the Successor has $160,000,000 availability under its $175,000,000 Revolving Credit Facility) will be sufficient to finance the Successor's operations and anticipated capital expenditures through 1995.


Other Matters

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 121, which is effective for fiscal years beginning after December 15, 1995, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Successor will adopt SFAS 121 at the beginning of 1996. It is anticipated that the impact of adopting this statement will not have a material effect on the financial statements.





                                     ~ 10 ~

                                  PRIMECO INC.

PART II.  OTHER INFORMATION

Item 5.   Other Information
          Issuance of Senior Subordinated Debt

          On March 6, 1995 the Successor issued $100,000,000 of 12.75% Senior Subordinated Notes due March 1, 2005. The Successor received net proceeds of approximately $96,000,000, which were used to repay $75,000,000, of indebtedness under the Successor's Subordinated Loan Facility plus accrued interest and; $20,000,000 of indebtedness under the revolving credit portion of the Senior Credit Facility.





                                     ~ 11 ~

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  PRIMECO  INC.

May 11, 1995                                      /s/ Kevin L. Loughlin
                                                  ______________________________
                                                  Kevin L. Loughlin
                                                  (Executive Vice President,
                                                  Chief Financial Officer)

                                                  /s/ John D. Latimer
                                                  ______________________________
                                                  John D. Latimer
                                                  (Controller)





                                     ~ 12 ~