Form 10-Q
period 1995-06-30
PRIMECO INC
filed 1995-08-14
CIK 934387

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-87404


                                  PRIMECO INC.


            TEXAS                                             74-1951774
-------------------------------                           -------------------
(State of other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


                         16225 PARK TEN PLACE, SUITE 200
                              HOUSTON, TEXAS 77084
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (713) 578-5600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              YES   X   NO
                                                                  -----    -----

                                  PRIMECO INC.


Part I.   Financial Information                                             Page
     Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets
              June 30, 1995 and December 31, 1994                             2

              Condensed Consolidated Income Statements
              For the three month and six month periods
              ended June 30, 1995 and 1994                                    3

              Condensed Consolidated Statements of Cash Flows
              For the six months ended June 30, 1995 and 1994                 4

              Notes to Condensed Consolidated Financial Statements            5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             8

Part II.  Other Information

     Item 5.  Other Information:

              Issuance of Senior Subordinated Debt                           12

Signatures                                                                   13


                                  PRIMECO INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in Thousands Except for Share Amounts)

                                                                        June 30,        December 31,
                                                                          1995              1994
                                                                        --------        ------------
      A S S E T S
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .     $  1,530          $ 12,090
Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . .       31,912            30,175
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,156            13,187
Rental equipment, net . . . . . . . . . . . . . . . . . . . . . . .      173,392           153,818
Property, plant and equipment, net  . . . . . . . . . . . . . . . .       20,955            20,768
Cost in excess of fair value of net assets acquired, net. . . . . .      116,562           117,713
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .       24,481            21,009
                                                                        --------          --------
      Total assets. . . . . . . . . . . . . . . . . . . . . . . . .     $386,988          $368,760
                                                                        ========          ========

      LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .      $11,583           $12,122
Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . .       26,143            23,465
Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      245,500           225,000
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .       26,490            27,594
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .        2,545             1,974
Redeemable convertible preferred stock $.01 par value,
      $2,000 per share liquidation value, 5,000 shares
      authorized and outstanding. . . . . . . . . . . . . . . . . .        9,096             8,975
Common shareholder's equity:
      Common stock, $.01 par value, 10,000 shares
      authorized and 5,000 shares outstanding . . . . . . . . . . .            1                 1
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .       69,116            69,874
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .       (3,486)             (245)
                                                                        --------          --------
      Common shareholder's equity . . . . . . . . . . . . . . . . .       65,631            69,630
                                                                        --------          --------
      Total liabilities and shareholder's equity  . . . . . . . . .     $386,988          $368,760
                                                                        ========          ========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  PRIMECO INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)

                                                                        Successor      Predecessor      Successor    Predecessor
                                                                      For The Three   For The Three    For The Six   For The Six
                                                                       Months Ended    Months Ended   Months Ended   Months Ended
                                                                      -------------   -------------   ------------   ------------
                                                                         June 30         June 30         June 30        June 30
                                                                           1995            1994            1995           1994
                                                                      -------------   -------------   ------------   ------------
Revenues:
     Rental revenue .............................................       $  33,634       $  29,402       $  64,198      $  55,542
     New equipment sales ........................................           8,374           7,825          16,316         15,134
     Rental equipment sales .....................................           5,668           7,022          12,303         11,629
     Parts and merchandise sales ................................           8,349           7,146          15,957         13,688
     Service and other income ...................................           3,446           2,904           6,586          5,503
                                                                        ---------       ---------       ---------      ---------
                                                                           59,471          54,299         115,360        101,496
                                                                        ---------       ---------       ---------      ---------
Cost of Sales:
     Depreciation - rental equipment ............................           8,006           4,645          15,808          8,757
     Cost of new equipment sales ................................           6,992           6,659          13,684         12,950
     Cost of rental equipment sales, net of
        accumulated depreciation ................................           5,661           4,755          12,219          7,626
     Cost of parts and merchandise sales ........................           6,370           5,363          12,176         10,318
     Direct operating expenses ..................................          14,881          12,831          29,068         25,265
                                                                        ---------       ---------       ---------      ---------
                                                                           41,910          34,253          82,955         64,916
                                                                        ---------       ---------       ---------      ---------
     Gross profit ...............................................          17,561          20,046          32,405         36,580
                                                                        ---------       ---------       ---------      ---------

Selling, general and administrative expenses ....................           8,657           7,158          17,259         14,428
Depreciation and amortization:
     Non-compete agreements .....................................             375           1,824             750          3,649
     Cost in excess of fair value of assets acquired ............             739             814           1,476          1,627
     Property, plant and equipment ..............................             580             503           1,154          1,007
Interest expense, net of interest income ........................           7,344           3,169          14,049          6,265
                                                                        ---------       ---------       ---------      ---------
                                                                           17,695          13,468          34,688         26,976
                                                                        ---------       ---------       ---------      ---------
     Income/(loss) before income taxes and
        extraordinary item ......................................            (134)          6,578          (2,283)         9,604
Income tax expense / (benefit)  .................................             195           2,634            (310)         4,020
                                                                        ---------       ---------       ---------      ---------
     Net income/(loss) before extraordinary item ................       ($    329)      $   3,944          (1,973)     $   5,584
                                                                                        =========                      =========
Extraordinary loss / net of tax benefit .........................               0                          (1,268)
                                                                        ---------                       ---------
Net loss ........................................................            (329)                         (3,241)
                                                                        ---------                       ---------

Dividend requirement and accretion on redeemable
     preferred stock ............................................             381                             758
                                                                        ---------                       ---------
Net loss applicable to common shareholder .......................       ($    710)                      ($  3,999)
                                                                        =========                       =========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  PRIMECO INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                       Successor              Predecessor
                                                                        For The                 For The
                                                                    Six Months Ended        Six Months Ended
                                                                    ----------------        ----------------
                                                                        June 30                 June 30
                                                                          1995                    1994
                                                                    ----------------        ----------------
OPERATING ACTIVITIES:
Net income / (loss)..............................................       ($3,241)                  $5,584
       Adjustments to reconcile net (loss) / income to net cash
        provided by operating activities:
            Depreciation and amortization .......................        19,188                   15,040
            Deferred income tax provision .......................          (310)                   1,000
            Net (gain) / loss on sale of rental equipment and
              property, plant and equipment .....................           212                   (3,622)
            Extraordinary loss ..................................         1,268                        0
       Effect of changes in operating assets and liabilities:
            Increase in accounts receivable .....................        (1,737)                  (3,439)
            Increase in inventories .............................        (4,969)                    (301)
            (Increase) / decrease in other assets ...............        (2,378)                     765
            Increase in accounts payable, accrued expense,
              and other liabilities .............................         2,710                      663
                                                                        -------                  -------
            Net cash provided by operating activities ...........        10,743                   15,690
                                                                        -------                  -------
INVESTING ACTIVITIES:
       Additions to rental equipment ............................       (47,978)                 (29,662)
       Additions to property, plant and equipment ...............        (1,230)                  (1,124)
       Payments of acquisition costs ............................          (325)                       0
       Proceeds from sales of rental equipment ..................        12,210                   11,561
       Proceeds from disposal of property, plant and equipment...            63                      113
       Other ....................................................             0                     (729)
                                                                        -------                  -------
Net cash used in investing activities ...........................       (37,260)                 (19,841)
                                                                        -------                  -------
FINANCING ACTIVITIES:
       Net (Payments) / Proceeds from revolving line of credit ..        (4,000)                  10,000
       Payment of Subordinated / Term Loan Facility .............       (75,500)                  (5,000)
       Proceeds from issuance of Senior Subordinated Debt .......       100,000                        0
       Payment of financing costs ...............................        (3,906)                       0
       Dividends on Preferred stock paid ........................          (637)
                                                                        -------                  -------
Net cash provided by financing activities .......................        15,957                    5,000
                                                                        -------                  -------

Net increase/(decrease) in cash and cash equivalents ............       (10,560)                     849
Cash and cash equivalents at beginning of period ................        12,090                    2,128
                                                                        -------                  -------
Cash and cash equivalents at end of period ......................       $ 1,530                  $ 2,977
                                                                        =======                  =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  PRIMECO INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The accompanying consolidated financial statements of Primeco Inc. ("Primeco") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of Primeco's financial condition, operating results and cash flows for the interim periods presented have been included. Operating results and cash flows for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. These interim financial statements should be read in conjunction with the Form S-1 dated February 27, 1995, including the financial statements and notes contained therein, filed with the Securities and Exchange Commission.

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

                                  PRIMECO INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         The following unaudited pro forma statement of operations presents the results of operations for the six month period ended June 30, 1994 as though the controlling ownership of the Predecessor had been acquired on January 1, 1994, and assumes that there were no other changes in the operations of the Predecessor. The proforma results are not necessarily indicative of the financial results that might have occurred had the transaction included in the pro forma statement actually taken place on January 1, 1994, or of future results of operations (dollars in thousands).

                                              Predecessor
                                                For The                     Pro Forma For
                                               Six Months                      The Six
                                                 Ended                      Months Ended
                                                June 30,      Pro Forma       June 30,
                                                  1994       Adjustments        1994
                                              -----------    -----------    -------------
Revenues....................................    $101,496      $               $101,496
                                                --------      --------        --------
Net income / (loss).........................    $  5,584        (7,628)         (2,044)
                                                ========

Dividend and accretion on Preferred stock...                      (758)           (758)
                                                              --------        --------
Net loss applicable to common shareholder...                  $ (8,386)       $ (2,802)
                                                              ========        ========

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

                                  PRIMECO INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

4.       Issuance of Senior Subordinated Notes

         On March 6, 1995 the Successor issued $100,000,000 of 12.75% Senior Subordinated Notes due March 1, 2005. The Successor received net proceeds of approximately $96,000,000, which were used to repay $75,000,000 of indebtedness under the Successor's Subordinated Loan Facility plus accrued interest and $20,000,000 of indebtedness under the revolving credit portion of the Senior Credit Facility. The early repayment of the Subordinated Loan Facility including the write-off of debt issuance costs of $2,062,000 and net of income tax benefits of $794,000, has been reflected as an extraordinary loss on the six month Statement of Operations.

         Maturities of debt under the bank credit agreement and the Senior Subordinated Notes are as follows as of June 30, 1995 (dollars in thousands):

                                                          Senior Subordinated
      June 30,                       Bank Borrowing              Notes
      -------                        --------------       -------------------
      1995 .....................        $    500
      1996 .....................           1,000
      1997 .....................           1,000
      1998 .....................          12,000
      1999 and thereafter.......         131,000               $100,000
                                        --------               --------
                                        $145,500               $100,000
                                        ========               ========

                                  PRIMECO INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

      This discussion and analysis compares the results of operations of the company during the current three month and six month periods with the operating results of operations during the corresponding period in the prior year.

Three Month Period Ended June 30, 1995 Compared With The Three Month Period Ended June 30, 1994

      Total Revenues for the three months ended June 30, 1995 increased 9.5% to $59.5 million, when compared with the corresponding prior period revenues of $54.3 million. This increase is primarily a result of higher rental revenues and an increase in the sale of parts, merchandise and new equipment.

      Rental Revenue for the three months ended June 30, 1995 increased 14.4% to $33.6 million, when compared with the corresponding prior period rental revenues of $29.4 million. This increase is the result of an overall improvement in economic conditions, an increase in the average amount of equipment available for rental and higher utilization of rental equipment.

      New Equipment Sales for the three months ended June 30, 1995 increased 7.0% to $8.4 million, when compared with the corresponding prior period sales of $7.8 million. This increase is due primarily to improved general economic conditions.

      Rental Equipment Sales for the three months ended June 30, 1995 decreased 19.3% to $5.7 million, when compared with the corresponding prior period sales of $7.0 million, due to management's efforts to maintain rental fleet levels to meet the strong demand for rental equipment.

      Parts and Merchandise Sales for the three months ended June 30, 1995 increased 16.8% to $8.3 million, when compared with the corresponding prior period sales of $7.1 million. This increase correlates to the higher rental revenues and sales of new equipment.

      Service and Other Income for the three months ended June 30, 1995 increased 18.7% to $3.4 million when compared with the corresponding prior period sales of $2.9 million. This increase relates to the increased rental revenue.

      Gross Profit for the three months ended June 30, 1995 decreased 12.4% to $17.6 million, when compared with the corresponding prior period gross profit of $20.0 million. The decrease in gross profit is the result of the Acquisition on December 2, 1994, which increased the cost of sales due to higher depreciation expense for rental equipment and the cost of rental equipment sales resulting from the step-up of rental equipment fleet to its fair market value. Gross profit was also impacted by direct operating expenses which increased primarily due to higher compensation costs (reflecting an increased number of employees) and increased maintenance costs necessary

                                  PRIMECO INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (Continued)

to support the increased size of the rental fleet and to staff new rental equipment yards. The increase in direct operating expenses also reflects start-up costs of opening five new rental equipment yards.

      Selling, General and Administrative Expenses for the three months ended June 30, 1995 increased 20.9% to $8.7 million, when compared with the corresponding prior period expenses of $7.2 million. The increase reflects higher sales commissions due to increased rental and sales revenue and the reduction in the prior year period relating to an insurance settlement and a franchise tax refund.

      Depreciation and Amortization - Amortization of non-compete agreements for the three months ended June 30, 1995 decreased 79.4% to $0.4 million, when compared with the corresponding prior period amortization of $1.8 million. This is primarily from lower amortization expense associated with the Successor's noncompete agreement compared to the noncompete agreement the Predecessor had with its former owner.

      Interest expense (net of interest income) for the three months ended
June 30, 1995 increased 131.7% to $7.3 million, when compared with the corresponding prior period interest expense of $3.2 million. The increase primarily reflects higher borrowings outstanding following the Acquisition which closed on December 2, 1994. The Successor's indebtedness, as of June 30, 1995, totalled $245.5 million, compared to $138 million as of June 30, 1994.

Six Month Period Ended June 30, 1995 Compared With The Six Month Period Ended June 30, 1994

      Total Revenues for the six months ended June 30, 1995 increased 13.7% to $115.4 million when compared with the corresponding prior period revenues of $101.5 million. This increase reflects an increase in all of Prime's revenue components with Rental Revenues producing the largest dollar increase.

      Rental Revenues for the six months ended June 30, 1995 increased 15.6% to $64.2 million when compared with the corresponding prior period rental revenues of $55.5 million. The increase reflects higher utilization of rental equipment resulting from improved economic condition in Prime's market areas as well as an increase in the fleet available for rental.

      New Equipment Sales for the six months ended June 30, 1995 increased 7.8% to $16.3 million when compared with the corresponding prior period sales. This increase reflects strong economic conditions. The overall economic strength resulted in a gross margin percentage in the sales of new equipment of 16.1 % versus a 14.4% margin from the prior year period.

      Rental Equipment Sales for the six months ended June 30, 1995 increased 5.8% to $12.3 million when compared with the corresponding prior period sales of $11.6 million. The small increase reflects management efforts to maintain the rental fleet at a level high enough to meet

                                  PRIMECO INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (Continued)

a strong overall demand for rental equipment.

      Parts and Merchandise Sales for the six months ended June 30, 1995 increased 16.6% to $16.0 million when compared with the corresponding prior period sales of $13.7 million. This corresponds with the increased Rental Revenues and Sales of New Equipment.

      Service and Other Income for the six months ended June 30, 1995 increased 19.7% to $6.6 million when compared with the corresponding prior period sales of $5.5 million. The revenue classification is supplemental to, and related to, the increase in Rental Revenues.

      Gross Profit for the six months ended June 10, 1995 decreased 11.4% to $32.4 million when compared with the corresponding prior period Gross Profit of $36.6 million. As previously discussed, the decrease in Gross Profit is the result of the Acquisition on December 2, 1994, which increased the cost of sales due to higher depreciation expense for rental equipment and the cost of rental equipment sales resulting from the step-up of rental equipment fleet to its fair market value. Gross Profit was also impacted by Direct Operating Expense increases associated with the opening of five new rental equipment yards during 1995, versus two during the comparable period in 1994.

      Selling, General and Administrative Expense for the six month period ended June 30, 1995 increased 19.6% to $17.3 million when compared to the prior period expense of $14.4 million. The increase reflects high sales commissions due to increased revenue and the fact that prior period results were favorably impacted by a large insurance settlement and a franchise tax refund.

      Depreciation and Amortization - Amortization of non-compete agreement for the six months ended June 30, 1995 decreased 79.4% to $0.8 million when compared with corresponding prior period amortization of $3.6 million. This is due to lower current period expense associated with a smaller non-compete agreement when compared with the Predecessor's non-compete agreement with its former owner.

      Interest Expense (net of interest income) for the six months ended June 30, 1995 increased 124.2% to $14.0 million when compared with the corresponding prior period Interest Expense of $6.3 million. This reflects higher borrowing outstanding following the Acquisition, which closed on December 2, 1994. The successors' indebtedness, as of June 30, 1995, totalled $245.5 million, compared to $138 million as of June 30, 1994.

Liquidity and Capital Resources

      The Successor provided $10.7 million of cash from operating activities during the six month period ending June 30, 1995, compared to net cash of $15.7 million for the period ending June 30, 1994. During the current period, cash was used to fund the operating loss and acquire certain assets.

                                  PRIMECO INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (Continued)

      The Company's primary capital requirements were for the purchases of rental equipment to expand its business and to replace rental equipment sold. Total purchases of rental equipment were $48.0 million and proceeds from the sale of used rental equipment totalled $12.2 million for the period ended June 30, 1995.

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

      The Successor believes that its cash flows from operating activities, proceeds from the sale of used rental equipment and its borrowing capacity under the Successor's revolving credit facility, (as of June 30, 1995 the Successor has $148,000,000 availability under its $175,000,000 Revolving Credit Facility) will be sufficient to finance the Successor's operations and anticipated capital expenditures through 1995.

Other Matters

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 121, which is effective for fiscal years beginning after December 15, 1995, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Successor will adopt SFAS 121at the beginning of 1996. It is anticipated that the impact of adopting this statement will not have a material effect on the financial statements.

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

                                                                   PRIMECO INC.

August 2, 1995
                                               --------------------------------
                                               Kevin L. Loughlin
                                               (Executive Vice President, Chief
                                               Financial Officer)




                                               --------------------------------
                                               John D. Latimer
                                               (Controller)

                              INDEX TO EXHIBITS


Exhibit 27     Financial Data Schedule