Form 10-Q
period 1995-09-30
PRIMECO INC
filed 1995-11-14
CIK 934387

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


(Mark One)

        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d ) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995


                                       OR


        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d ) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-87404


                                  PRIMECO INC.


             Texas                                        74-1951774
----------------------------------                     -----------------
(State of other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


                        16225 Park Ten Place, Suite 200
                             Houston, Texas  77084
                    ----------------------------------------
                    (Address of principal executive offices)


                                (713)  578-5600
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

                                  PRIMECO INC.


Part I.   Financial Information                                             Page

     Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets
              September 30, 1995 and December 31, 1994                        2

              Condensed Consolidated Statements of Operations
              For the three month and nine month periods
              ended September 30, 1995 and 1994                               3

              Condensed Consolidated Statements of Cash Flows
              For the nine months ended September 30, 1995 and 1994           4

              Notes to Condensed Consolidated Financial Statements            5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             8


Part II.  Other Information

     Item 5.  Other Information
              Issuance of Senior Subordinated Debt                           12

Signatures                                                                   13


                                     ~ 1 ~

                                  PRIMECO INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In Thousands Except for Share Amounts)


                                                  September 30    December 31
                                                       1995           1994
                                                  ------------    -----------

                ASSETS

Cash and cash equivalents....................         $  2,755        $ 12,090
Accounts receivable, net.....................           34,210          30,175
Inventories..................................           18,487          13,187
Rental equipment, net........................          175,756         153,818
Property, plant and equipment, net...........           22,102          20,768
Cost in  excess of fair value of net assets
  acquired, net..............................          115,823         117,713
Other assets.................................           23,161          21,009
                                                      --------        --------
       Total assets..........................         $392,294        $368,760
                                                      ========        ========

    LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable.............................         $ 10,857        $ 12,122
Accrued expenses.............................           22,995          23,465
Debt.........................................          255,500         225,000
Deferred income taxes........................           25,890          27,594
Other liabilities............................            2,392           1,974
Redeemable convertible preferred stock
  $.01 par value, $2,000 per share
  liquidation value, 5,000 shares
  authorized and outstanding.................            9,481           8,975
Common shareholder's equity:
  Common stock, $.01 par value, 10,000 shares
    authorized and 5,000 shares outstanding..                1               1
 Paid-in capital.............................           68,731          69,874
Accumulated deficit..........................           (3,553)           (245)
                                                      --------        --------
  Common shareholder's equity................           65,179          69,630
                                                      --------        --------
  Total liabilities and shareholder's equity.         $392,294        $368,760
                                                      ========        ========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                                     ~ 2 ~

                                  PRIMECO INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)


                                                          Successor      Predecessor    Successor       Predecessor
                                                         For The Three  For The Three  For The Nine    For The Nine
                                                         Months Ended   Months Ended   Months Ended    Months Ended
                                                         ------------   ------------   ------------    ------------
                                                         September 30   September 30   September 30    September 30
                                                             1995           1994            1995           1994
                                                         ============   ============   ============    ============
Revenues:
   Rental revenue ......................................   $ 36,910       $ 31,282       $ 101,108       $ 86,824
   New equipment sales..................................      8,480          8,080          24,796         23,214
   Rental equipment sales...............................      5,608          4,320          17,911         15,949
   Parts and merchandise sales..........................      8,211          7,720          24,168         21,408
   Service and other income.............................      3,667          2,981          10,253          8,484
                                                           --------       --------       ---------       --------
                                                             62,876         54,383         178,236        155,879
                                                           --------       --------       ---------       --------
Cost of Sales:
   Depreciation -- rental equipment.....................     10,556          5,035          26,364         13,792
   Cost of new equipment sales..........................      7,063          6,815          20,747         19,765
   Cost of rental equipment sales, net of
      accumulated depreciation..........................      5,497          2,569          17,716         10,195
   Cost of parts and merchandise sales..................      6,087          5,873          18,263         16,191
   Direct operating expenses............................     15,397         14,056          44,465         39,321
                                                           --------       --------       ---------       --------
                                                             44,600         34,348         127,555         99,264
                                                           --------       --------       ---------       --------
   Gross profit.........................................     18,276         20,035          50,681         56,615
                                                           --------       --------       ---------       --------
Selling, general and administrative expenses............      8,870          7,645          26,129         22,073
Depreciation and amortization:
   Non-compete agreements...............................        377          1,343           1,127          4,992
   Cost in excess of fair value of assets acquired......        740            813           2,216          2,440
   Property, plant and equipment........................        604            510           1,758          1,517
Interest expense, net of interest income................      7,333          3,247          21,382          9,512
                                                           --------       --------       ---------       --------
                                                             17,924         13,558          52,612         40,534
                                                           --------       --------       ---------       --------
   Income/(loss) before income taxes and
      extraordinary item................................        352          6,477          (1,931)        16,081
Income tax expense......................................        419          2,591             109          6,611
                                                           --------       --------       ---------       --------
   Income/(loss) before extraordinary item..............   $    (67)      $  3,886       $  (2,040)      $  9,470
                                                                          ========                       ========
Extraordinary loss, net of tax benefit..................          0                         (1,268)
                                                           --------                      ---------
Net income/(loss)......................................         (67)                        (3,308)
                                                           --------                      ---------
Dividend requirement and accretion on redeemable
   preferred stock......................................        385                          1,143
                                                           --------                      ---------
Net income/(loss) applicable to common shareholder......   $   (452)                     $  (4,451)
                                                           ========                      =========


The accompanying notes are an integral part of the condensed consolidated financial statements.


                                     ~ 3 ~

                                  PRIMECO INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                        Successor               Predecessor
                                                                         For The                  For The
                                                                     -----------------        -----------------
                                                                     Nine Months Ended        Nine Months Ended
                                                                       September 30            September 30
                                                                           1995                     1994
                                                                     =================        =================
Operating Activities:
Net income/(loss)................................................        $  (3,308)               $   9,470
    Adjustments to reconcile net (loss)/income to net cash
        provided by operating activities:
            Depreciation and amortization........................           31,465                   22,740
            Deferred income tax provisions.......................             (910)                   6,423
            Net (gain)/loss on sale of rental equipment and
                property, plant and equipment....................              267                   (5,383)
            Extraordinary loss...................................            1,268                        0
    Effect of changes in operating assets and liabilities:
            Increase in accounts receivables.....................           (4,035)                  (5,280)
            Increase in inventories..............................           (5,300)                    (339)
            (Increase)/decrease in other assets..................           (1,433)                     150
            Decrease in accounts payable, accrued expenses,
                and other liabilities............................           (1,317)                  (1,262)
                                                                         ---------                ---------
            Net cash provided by operating activities............           16,697                   26,519
                                                                         ---------                ---------
Investing Activities:
    Additions to rental equipment................................          (66,612)                 (43,996)
    Additions to property, plant and equipment...................           (2,982)                  (1,757)
    Payments of acquisition costs................................             (328)                       0
    Proceeds from sales of rental equipment......................           17,829                   16,001
    Proceeds from disposal of property, plant and equipment......              104                      166
    Other........................................................                0                     (729)
                                                                         ---------                ---------
Net cash used in investing activities............................          (51,989)                 (30,315)
                                                                         ---------                ---------
Financing Activities:
    Net (Payments)/Proceeds from revolving line of credit........            6,000                   10,000
    Payment of Subordinated/Term Loan Facility...................           75,500                   (5,000)
    Proceeds from issuance of Senior Subordinated Debt...........          100,000                        0
    Payment of financing costs...................................           (3,906)                       0
    Dividends on Preferred stock paid............................             (637)
                                                                         ---------                ---------
Net cash provided by financing activities........................           25,957                    5,000
                                                                         ---------                ---------
Net increase/(decrease) in cash and cash equivalents.............           (9,335)                   1,204
Cash and cash equivalents at beginning of period.................           12,090                    2,128
                                                                         ---------                ---------
Cash and cash equivalents at end of period.......................        $   2,755                $   3,332
                                                                         =========                =========


The accompanying notes are an integral part of the condensed consolidated financial statements.


                                     ~ 4 ~

                                  PRIMECO INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying condensed consolidated financial statements of Primeco Inc. ("Primeco") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of Primeco's financial condition, operating results and cash flows for the interim periods presented have been included. Operating results and cash flows for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. These interim financial statements should be read in conjunction with the Form S-1 dated February 27, 1995, including the financial statements and notes contained therein, filed with the Securities and Exchange Commission.

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





                                     ~ 5 ~

                                  PRIMECO INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     The following unaudited pro forma statement of operations presents the results of operations for the nine month period ended September 30, 1994 as though the controlling ownership of the Predecessor had been acquired on January 1, 1994, and assumes that there were no other changes in the operations of the Predecessor. The pro forma results are not necessarily indicative of the financial results that might have occurred had the transaction included in the pro forma statement actually taken place on January 1, 1994, or of future results of operations (dollars in thousands).



                                                    Predecessor
                                                      For The                              Pro Forma For
                                                    Nine Months                               The Nine
                                                       Ended                                Months Ended
                                                   September 30,         Pro Forma          September 30,
                                                       1994             Adjustments             1994
                                                   =============        ===========         =============

Revenues......................................       $ 155,879          $                     $ 155,879
                                                     ---------          -----------           ---------
Net income/(loss).............................       $   9,470              (13,566)             (4,096)
                                                     =========
Dividend and accretion on Preferred Stock ....                                1,143               1,143
                                                                        -----------            --------
Net loss applicable to common shareholder.....                          $   (14,709)           $ (5,239)
                                                                        ===========            ========




Pro forma adjustments follow the same methodology as is presented in the S-1.


3.   Depreciation of Rental Equipment

     Rental equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful life after giving effect to estimated salvage value. The estimated useful life and salvage value for new equipment is five years and one-half of original cost, respectively, and for used equipment are determined based on the age and condition of the equipment when purchased, but in all cases are less than those used for new equipment.

     Expenditures for additions or improvements which extend asset lives are capitalized in the period incurred. Normal repairs and maintenance costs are expensed as incurred. When rental equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gains or losses are included in results of operations.


                                     ~ 6 ~

                                  PRIMECO INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


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


4.   Issuance of Senior Subordinated Notes

     On March 6, 1995 the Successor issued $100,000,000 of 12.75% Senior Subordinated Notes due March 1, 2005. The Successor received net proceeds of approximately $96,000,000, which were used to repay $75,000,000 of indebtedness under the Successor's Subordinated Loan Facility plus accrued interest and $20,000,000 of indebtedness under the revolving credit portion of the Senior Credit Facility. The early repayment of the Subordinated Loan Facility including the write-off of debt issuance costs of $2,062,000 and net of income tax benefits of $794,000, has been reflected as an extraordinary loss on the nine month Statement of Operations.

     Maturities of debt under the bank credit agreement and the Senior Subordinated Notes are as follows as of September 30, 1995 (dollars in thousands):

                                                                             Senior Subordinated
                                                    Bank Borrowing                  Notes
                                                    --------------         ------------------------
     1995   . . . . . . . . . . . . . . . . . . .      $    500
     1996   . . . . . . . . . . . . . . . . . . .         1,000
     1997   . . . . . . . . . . . . . . . . . . .         1,000
     1998   . . . . . . . . . . . . . . . . . . .        12,000
     1999 and thereafter  . . . . . . . . . . . .       141,000                    $100,000
                                                       --------                    --------
                                                       $155,500                    $100,000
                                                       ========                    ========





                                     ~ 7 ~

                                  PRIMECO INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

     This discussion and analysis compares the results of operations of the company during the current three month and nine month periods with the operating results of operations during the corresponding period in the prior year.

Three Month Period Ended September 30, 1995 Compared With The Three Month Period Ended September 30, 1994

     Total Revenues for the three months ended September 30, 1995 increased 15.6% to $62.9 million, when compared with the corresponding prior period revenues of $54.4 million. This increase reflects an increase in all of Prime's revenue components with Rental Revenues producing the largest dollar increase.

     Rental Revenue for the three months ended September 30, 1995 increased 18.0% to $36.9 million, when compared with the corresponding prior period rental revenues of $31.3 million. This increase is the result of continuing stong economic conditions, an increase in the average amount of equipment available for rental and high utilization of rental equipment.

     New Equipment Sales for the three months ended September 30, 1995 increased 5.0% to $8.5 million, when compared with the corresponding prior period sales of $8.1 million. This increase is due primarily to improved general economic conditions.

     Rental Equipment Sales for the three months ended September 30, 1995 increased 29.8% to $5.6 million, when compared with the corresponding prior period sales of $4.3 million, due to management's ongoing efforts to update the rental fleet and to meet customer demand for good used rental equipment.

     Parts and Merchandise Sales for the three months ended September 30, 1995 increased 6.4% to $8.2 million, when compared with the corresponding prior period sales of $7.7 million. This increase correlates to the higher rental revenues and sales of new and used equipment.

     Service and Other Income for the three months ended September 30, 1995 increased 23.0% to $3.7 million when compared with the corresponding prior period sales of $3.0 million. This increase relates to the increased rental revenue.

     Gross Profit for the three months ended September 30, 1995 decreased 8.8% to $18.3 million, when compared with the corresponding prior period gross profit of $20.0 million. The decrease in Gross Profit is the result of the Acquisition on December 2, 1994, which increased the cost of sales due to higher depreciation expense for rental equipment and the cost of rental equipment sales resulting from the step-up of rental equipment fleet to its fair market value. Gross profit was also impacted by higher direct operating expenses which increased primarily due





                                     ~ 8 ~

                                  PRIMECO INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (Continued)


to higher compensation costs (reflecting an increased number of employees) and increased maintenance costs necessary to support the increased size of the rental fleet and to staff new rental equipment yards. Direct Operating Expense as a percent of total revenues actually dropped to 24.5% for the current period versus 25.8% for the same period in 1994.

     Selling, General and Administrative Expenses for the three months ended September 30, 1995 increased 16.0% to $8.9 million, when compared with the corresponding prior period expenses of $7.6 million. The increase reflects higher sales commissions due to increased rental and sales revenue and the reduction in the prior year period relating to an insurance settlement and a franchise tax refund.

     Depreciation and Amortization - Amortization of non-compete agreement for the three months ended September 30, 1995 decreased 71.9% to $0.4 million, when compared with the corresponding prior period amortization of $1.3 million.
This results primarily from lower amortization expense associated with the Successor's noncompete agreement compared to the noncompete agreement the Predecessor had with its former owner.

     Interest expense (net of interest income) for the three months ended September 30, 1995 increased 125.8% to $7.3 million, when compared with the corresponding prior period interest expense of $3.2 million. The increase primarily reflects higher borrowings outstanding following the Acquisition which closed on December 2, 1994. The Successor's indebtedness, as of September 30, 1995, totalled $255.5 million, compared to $138 million for the Predecessor, as of September 30, 1994.

Nine Month Period Ended September 30, 1995 Compared With The Nine Month Period Ended September 30, 1994

     Total Revenues for the nine months ended September 30, 1995 increased 14.3% to $178.2 million when compared with the corresponding prior period revenues of $155.9 million. This increase reflects an increase in all of Prime's revenue components with Rental Revenues producing the largest dollar increase.

     Rental Revenues for the nine months ended September 30, 1995 increased 16.5% to $101.1 million when compared with the corresponding prior period rental revenues of $86.8 million. The increase reflects higher utilization of rental equipment resulting from improved economic conditions in Prime's market areas as well as an increase in the fleet available for rental.

     New Equipment Sales for the nine months ended September 30, 1995 increased 6.8% to $24.8 million when compared with the corresponding prior period sales. This increase reflects strong economic conditions. The overall economic strength resulted in a gross margin percentage in the sales of new equipment of
16.3 % versus a 14.9% margin from the prior year period.





                                     ~ 9 ~

                                  PRIMECO INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (Continued)


     Rental Equipment Sales for the nine months ended September 30, 1995 increased 12.3% to $17.9 million when compared with the corresponding prior period sales of $15.9 million. The increase reflects management efforts to maintain an updated rental fleet and to meet customer demand for the purchase of used rental equipment.

     Parts and Merchandise Sales for the nine months ended September 30, 1995 increased 12.9% to $24.2 million when compared with the corresponding prior period sales of $21.4 million. This corresponds with the increased Rental Revenues and Sales of New Equipment.

     Service and Other Income for the nine months ended September 30, 1995 increased 20.9% to $10.3 million when compared with the corresponding prior period sales of $8.5 million. The revenue classification is supplemental to, and related to, the increase in Rental Revenues.

     Gross Profit for the nine months ended September 30, 1995 decreased 10.5% to $50.7 million when compared with the corresponding prior period Gross Profit of $56.6 million. The decrease in Gross Profit is the result of the Acquisition on December 2, 1994, which increased the cost of sales due to higher depreciation expense for rental equipment and the cost of rental equipment sales resulting from the step-up of rental equipment fleet to its fair market value. Gross Profit was also impacted by Direct Operating Expense increases associated with the opening of six new rental equipment yards during 1995, versus three during the comparable period in 1994. As a percent of Revenues, Direct Operating Expense dropped to 24.9% for the current period versus 25.2% for the first nine months of the prior period.

     Selling, General and Administrative Expense for the nine month period ended September 30, 1995 increased 18.4% to $26.1 million when compared to the prior period expense of $22.1 million. The increase reflects high sales commissions due to increased revenue and the fact that prior period results were favorably impacted by a large insurance settlement and a franchise tax refund.

     Depreciation and Amortization - Amortization of non-compete agreement for the nine months ended September 30, 1995 decreased 77.4% to $1.1 million when compared with corresponding prior period amortization of $5.0 million. This is due to lower current period expense associated with a smaller non-compete agreement when compared with the Predecessor's non-compete agreement with its former owner.

     Interest Expense (net of interest income) for the nine months ended September 30, 1995 increased 124.8% to $21.4 million when compared with the corresponding prior period Interest Expense of $9.5 million. This reflects higher borrowing outstanding following the Acquisition, which closed on December 2, 1994. The successors' indebtedness, as of September 30, 1995, totalled $255.5 million, compared to $138 million as of September 30, 1994.





                                     ~ 10 ~

                                  PRIMECO INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (Continued)

Liquidity and Capital Resources

     The Successor provided $16.7 million of cash from operating activities during the nine month period ending September 30, 1995, compared to net cash of $26.5 million for the period ending September 30, 1994. During the current period, cash was used to fund the operating loss and acquire certain assets.

     The Company's primary capital requirements were for the purchases of rental equipment to expand its business and to replace rental equipment sold. Total purchases of rental equipment were $66.6 million and proceeds from the sale of used rental equipment totalled $17.8 million for the period ended September 30, 1995.

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

     The Successor believes that its cash flows from operating activities, proceeds from the sale of used rental equipment and its borrowing capacity under the Successor's revolving credit facility, (as of September 30, 1995 the Successor has $138,000,000 availability under its $175,000,000 Revolving Credit Facility) will be sufficient to finance the Successor's operations and anticipated capital expenditures through 1995.


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





                                     ~ 11 ~

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





                                     ~ 12 ~

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                                   PRIMECO  INC.



November 11, 1995
                                        ----------------------------------------
                                        Kevin L. Loughlin
                                        (Executive Vice President,
                                        Chief Financial Officer)






                                        ----------------------------------------
                                        John D. Latimer
                                        (Controller)





                                     ~ 13 ~

                              Index to Exhibits

Exhibit 27      Financial Data Schedule Ended September 30, 1995.