Form 10-K405
period 1995-12-31
PRIMECO INC
filed 1996-04-15
CIK 934387

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   ---------

                                   FORM 10-K

                                   ---------

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required )

                  For the fiscal year ended December 31, 1995

                                       or

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 33-82118

                                  PRIMECO INC.
             (Exact name of Registrant as specified in its charter)

         TEXAS                                                   74-1951774
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

16225 PARK TEN PLACE, SUITE 200, HOUSTON, TEXAS                     77084
  (Address of principal executive offices)                       (Zip Code)

      Registrant's telephone number, including area code:  (713)  578-5600

          Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                         ON WHICH REGISTERED
     -------------------                        ----------------------
          None                                            N/A

         Securities registered pursuant of Section 12 (g) of the Act and the outstanding number of shares of each class of capital stock as of December 31, 1995:

           CLASS OF STOCK                        SHARES OUTSTANDING
           --------------                        ------------------
               None                                       N/A

         Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES[x] NO[ ]

         Indicate by check mark if disclosure of delinquent filer pursuant to
Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [x]

         All of the capital stock of the Registrant is held by Prime Holding, Inc., a Delaware corporation.

         As of March 31, 1996, 5,000 shares of common stock and 5,000 shares of preferred stock are outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
None.

================================================================================

                                  PRIMECO INC.
                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                             PART I

ITEM 1.    Description of Business  . . . . . . . . . . . . . . . . . . . . . . . . .          2

ITEM 2.    Description of Property  . . . . . . . . . . . . . . . . . . . . . . . . .          10

ITEM 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10

ITEM 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . .          10

                                             PART II

ITEM 5.    Market for the Registrant's Common Equity and Related
              Shareholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . .          11

ITEM 6.    Selected Historical Financial Data . . . . . . . . . . . . . . . . . . . .          11

ITEM 7.    Management's Discussion and Analysis of Financial Condition  . . . . . . .
              and Results of Operations . . . . . . . . . . . . . . . . . . . . . . .          13

ITEM 8.    Financial Statements and Supplementary Data  . . . . . . . . . . . . . . .          20

ITEM 9.    Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . .          47

                                             PART III

ITEM 10.   Directors and Executive Officers . . . . . . . . . . . . . . . . . . . . .          48

ITEM 11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . .          50

ITEM 12.   Security Ownership of Certain Beneficial Owners and
              Management    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          54

ITEM 13.   Certain Relationships and Related Transactions . . . . . . . . . . . . . .          58

                                             PART IV

ITEM 14.   Exhibits, Financial Statements and Reports on Form 8-K . . . . . . . . . .          58

                                     PART I

ITEM 1      BUSINESS

     Primeco Inc. ("Primeco"), which operates under the name "Prime Equipment," is one of the three largest rental equipment companies in the United States, based upon 1995 rental equipment revenues. Primeco's operations primarily consist of renting equipment and, to a lesser extent, selling complementary parts, merchandise and used equipment to commercial construction, industrial and residential users. Primeco also acts as a distributor of new equipment on behalf of nationally known equipment manufacturers. Primeco is geographically diversified and as of December 31, 1995 operated 81 rental equipment yards in 13 states, primarily in the southeastern and southwestern United States.

     Statements in this Form 10-K which are not historical facts, so-called "forward looking statements", are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward looking statements include statements regarding environmental matters in Item 1 of this Form 10-K and the "Liquidity and Capital Resources" section in Item 7 of this Form 10-K. Attention is directed to the cautionary disclosures in those sections regarding such forward looking statements. Investors are also cautioned that all forward looking statements involve risks and uncertainties, including those detailed in Primeco's filings with the Securities and Exchange Commission.

     On December 2, 1994, Prime Holding, Inc., a Delaware corporation ("Holdings"), formed on behalf of Investcorp S.A. ("Investcorp") and certain other investors, acquired 100% of the stock of Primeco (the "Acquisition") from American Perco, Inc., a subsidiary of Artemis S.A.

     OPERATIONS

     Primeco is headquartered in Houston, Texas. Typically, Primeco's rental equipment yards occupy approximately 2.2 acres and include (i) a service center, (ii) a customer showroom displaying selected rental equipment, new equipment offered for sale and related merchandise, (iii) an equipment service area and (iv) storage facilities for equipment requiring protection from inclement weather. Each rental equipment yard is staffed by, on average, approximately 15 full-time employees and one part-time employee, including a manager, assistant manager, sales assistants, truck drivers, mechanics and other personnel. Each rental equipment yard offers a full range of equipment for rental and sale, with the actual mix designed to meet the anticipated needs
of the customers in each location.   Primeco continues to expand its network of
rental equipment yards selectively through a combination of acquisitions of suitable existing rental equipment yards in geographic areas contiguous to Primeco's existing markets and new rental equipment yard openings in its existing markets. Primeco increased its yard count from 74 in 1994 to 81 (including on-site Fleet Management facilities) as of December 31, 1995, for a net increase of seven rental facilities. Prior to 1995, Primeco divided its market area into the Southwest Division and the Southeast Division. In 1995, Primeco split its two divisions into three geographical divisions (Western, Central and Eastern) and the Fleet Management Group. Primeco took such action to realign its operations to provide better operational support and to provide a management structure for future growth.

     Western Division - The Western Division comprises nine rental yards located in California (four yards), Oklahoma (three yards), Tennessee (one yard), and Texas (El Paso, one yard). Primeco's customers in the Western Division include a variety of commercial construction customers and small subcontractors and represents a broad range of industries including oil exploration and production, petrochemical and chemical. Primeco estimates that revenues from the Western Division represented approximately 12% of Primeco's total revenues for 1995.

     Central Division - The Central Division comprises thirty-four rental equipment yards located in Texas (twenty eight yards) and Louisiana (six yards). Primeco's customers in the Central Division include a variety of commercial construction customers including small subcontractors and homeowners and represents industries including oil exploration and production, petrochemical, steel, aluminum and chemical. Primeco estimates that revenues from the Central Division represented approximately 39% of Primeco's total revenues for 1995.

     Eastern Division - The Eastern Division comprises thirty rental yards located in North Carolina (ten yards), South Carolina (four yards), Florida (nine yards), Virginia (one yard), Georgia (five yards), and Alabama (one yard). Primeco's customers in the Eastern Division include a variety of commercial construction customers and represent a broad range of industries including tobacco, textile, pulp and paper, furniture and chemical. Primeco estimates that revenues from the Eastern Division represented approximately 45% of Primeco's total revenues for 1995.

     Fleet Management - As explained more fully below (see "Products and Services -- Fleet Management Services"), the Fleet Management yards are located at sites of major industrial customers with which Primeco has an agreement to act as the exclusive supplier and manager of industrial rental equipment used by each such customer, its contractors and subcontractors in connection with repair, maintenance and construction at such sites.

     CUSTOMERS

     Primeco has developed a broad and diverse base of over 20,000 active customers, ranging from "Fortune 100" companies operating nationwide to subcontractors and homeowners. During 1995, no single customer accounted for more than 3.0% of Primeco's total revenues, and Primeco's ten largest customers accounted for less than 9.5% of Primeco's total revenues. Generally, Primeco's customer base includes three broad categories: (i) commercial construction companies, (ii) industrial companies and (iii) small subcontractors, homeowners and others. Management estimates that commercial construction customers accounted for approximately 50% of Primeco's total revenues in 1995, compared to approximately 40% for industrial customers, and approximately 10% for small subcontractors, homeowners and others.

     Commercial Construction. Primeco's commercial construction customers include national and regional contractors and subcontractors involved in commercial construction projects, such as office and apartment buildings, roads, bridges and highways, plants and other manufacturing facilities. Primeco's equipment is used in each phase of a commercial construction project, and includes backhoes used for digging, compaction equipment used for compacting earth, trowels used for laying concrete, and welding machines, booms and lifts used in the construction of buildings. Although the commercial construction market is cyclical on a regional and national basis, Primeco's geographic diversity makes it less sensitive to downturns in any one region.

     Industrial. Management believes Primeco is one of the largest suppliers of rental equipment to industrial companies in the southern United States, based upon revenues from equipment rentals to such customers. The demand for rental equipment from Primeco's industrial customers has generally been less sensitive to economic cycles than that of its commercial and residential customers and is, therefore, more stable. Management attributes this to the fact that a major part of rental equipment use by industrial customers is related to ongoing and periodic maintenance work on existing facilities. Such maintenance is essential to industrial customers in order to avoid costly shutdowns that result from equipment failures. Primeco's industrial customers, many of which operate twenty-four hours per day and seven days per week, use equipment rented from Primeco to perform work required to construct, maintain and repair major industrial and manufacturing facilities. Primeco's industrial customers represent a broad range of industries including pulp and paper, chemical, petrochemical, steel, aluminum and textiles. In addition, Primeco serves several electric power generating public utility companies. Aerial equipment such as boom lifts and platforms are used by industrial customers to conduct safety inspections and routine maintenance, while equipment such as air tools and air compressors are used in combustible environments where the risk of explosion prevents the use of electrical tools and equipment.

     Small Subcontractors, Homeowners and Others. Primeco rents landscaping, plumbing, remodeling and home improvement tools to this market segment. Equipment rentals to small subcontractors and homeowners generally are for shorter periods (often one to two days). Revenues from subcontractors, homeowners and others accounted for approximately 10% of Primeco's total revenues in 1995 and management does not anticipate any material change in this percentage.

     PRODUCTS AND SERVICES

     Equipment rental, including revenues from Fleet Management and shutdown and turnaround services, represents Primeco's principal line of business. In 1995 equipment rental together with rental related revenue (such as damage waiver income, delivery charges, labor charges and warranty income), accounted for 62.9% of Primeco's total revenues. Primeco also acts as a distributor of new equipment on behalf of nationally known equipment manufacturers. Revenues from the sale of new equipment accounted for approximately 14.3% of Primeco's total revenues in 1995. The balance of Primeco's 1995 revenues were derived from the sale of parts and related merchandise such as diamond saw blades, coolers, gloves and safety equipment (13.3%) and the sale of used rental equipment (9.5%).

     Equipment Rental. Primeco, which rents over 100 different types of equipment, believes it offers one of the most comprehensive and well-maintained fleets of equipment in the rental equipment industry. Primeco's rental fleet consisted of 34,613 pieces of equipment at December 31, 1995 including large machinery such as aerial manlifts, portable air compressors, forklifts and light earth moving equipment and small equipment such as lawnmowers, plumbing equipment and hand tools. Five categories of equipment represented 75.7% (based on original cost) of Primeco's total rental equipment fleet as of December 31, 1995: (i) platforms and booms, (ii) forklifts, (iii) air compressors and dryers, (iv) loaders and backhoes and (v) scissors and vertical platforms. The mix of equipment at each of Primeco's rental equipment yards is tailored to meet the demands of the local customer base.

     Primeco maximizes the utilization of its fleet through the use of its POS system. Using this system, each rental equipment yard manager can search Primeco's entire rental fleet for needed equipment, determine its location on a real time basis and arrange for delivery to customers using Primeco's radio-dispatched fleet of trucks and trailers and independent carriers.

     Primeco offers flexible rental terms and conditions to its customers. Customers may rent equipment by the day, week or month, with the daily rental rate declining as the duration of the rental term increases. During 1995, the average rental was for a period of 13 days. Generally, Primeco's industrial customers tend to rent for longer periods of time than commercial construction customers, subcontractors or homeowners. Primeco provides 24-hour maintenance, repair and support services to customers, including service at the customer's job site when necessary.

     Fleet Management Services. Under its Fleet Management program, Primeco seeks to enter into exclusive contracts with large industrial customers for the on-site provision of most of the rental equipment required for a particular facility or facilities, 24-hour-a-day maintenance and repair, and equipment management services. Fleet Management permits customers to focus on their primary businesses, reduce their capital investment in equipment and efficiently satisfy their equipment needs. Primeco believes that Fleet Management services offer an attractive opportunity for growth, and that Primeco is well positioned to take advantage due to its formalized Fleet Management program, customized POS system and strong national account relationships. Primeco has agreements with several major oil and petrochemical companies to act as the exclusive supplier and manager of industrial rental equipment used by each such customer, its contractors and subcontractors in connection with repair, maintenance and construction at certain of such customers' plants. Pursuant to these agreements, Primeco maintains and services a fleet of rental equipment on the premises of each such plant and helps the customers to monitor and efficiently manage the equipment in that fleet. The dedicated rental fleet is stored on the customers' premises. These existing Fleet Management contracts may be terminated by the customer on approximately 200 days' notice to Primeco. If Primeco's existing Fleet Management contracts were to be terminated by the customers, Primeco would redeploy the rental equipment dedicated to servicing those contracts among its existing rental equipment yards and, if necessary, proportionately reduce its purchases of new rental equipment. Fleet Management services are currently only a small percentage of Primeco's total revenues and Primeco does not believe that the loss of the existing Fleet Management contracts, either individually or in the aggregate, would have a material adverse effect on Primeco. Management believes, however, that Fleet Management affords significant growth opportunities due to the trend by industrial companies toward outsourcing non-core components of their businesses and heightened safety and environmental standards that require compliance and ongoing maintenance by industrial customers.

     Shutdown and Turnaround Services. Primeco's "Turnaround Central" operation, located in Houston, Texas, is dedicated to providing industrial customers with the equipment, tools and supplies needed to perform scheduled periodic maintenance and repairs ("turnarounds") as well as required repairs resulting from accidents or emergencies that curtail operations ("shutdowns"). Primeco provides customers with a computer system and bar-code scanning equipment that permits Primeco's personnel to assist the customer in managing and monitoring the location and utilization of the equipment and tools. The lost production experienced as a consequence of turnarounds and shutdowns make these procedures costly to manufacturers who therefore place a premium on efficiency and speed in accomplishing the required maintenance or repairs. Turnaround Central is generally able to deliver its comprehensive package to a customer anywhere in the United States in less that 24 hours. Since the inception of Turnaround Central in May 1993, Primeco has performed over 50 turnaround or shutdown jobs.

     Sales of New Equipment. Primeco is a distributor for over 30 major equipment manufacturers, including JLG Industries, Inc., Snorkel-Economy and Genie Industries (booms and high reach equipment), Lull Industries, Inc.
(rough terrain forklifts), Sullair Corporation (air compressors), Chicago Pneumatic Tool Company (air tools), Target Products, Inc. (concrete saws) and Wacker Corporation (earth compaction equipment). During 1995, five categories of equipment, consisting of air compressors and dryers, platform booms, saws, compaction equipment and concrete equipment, accounted for approximately 61% of Primeco's sales of new equipment.

     Sales of Used Equipment. Primeco maintains a regular program of selling used equipment in order to adjust the size and composition of its rental fleet to changing market conditions and to support the quality of its available rental fleet. Primeco is generally able to achieve favorable sales prices for its used equipment due to its strong preventive maintenance program and its practice of selling used equipment before it becomes obsolete or irreparable. Management is also able to adjust and balance the rate of used equipment sales and new equipment purchases to deal with changing economic conditions and thereby minimize the short-term adverse effects of declines in economic activity. Primeco has averaged selling approximately 15% of the used equipment in its rental fleet in each of the last three years. Sales of used equipment are accomplished in several ways, including: (i) directly from rental equipment yards; (ii) from Primeco's two dedicated used equipment yards (one in Texas and one in Florida); (iii) through advertising; and (iv) through auctions.

     Related Parts and Merchandise Sales. Primeco also sells parts, supplies and merchandise, including diamond and regular saw blades, drill bits, shovels, goggles, hard hats and other safety gear and coolers, as a complement to its equipment rental and sales business.

     Other Services. Primeco also offers maintenance service to its customers that own equipment and generates revenues from damage waiver charges, delivery charges (particularly for larger pieces of equipment) and warranty income.

     PURCHASING AND SUPPLIERS

     Primeco's purchasing is coordinated through its headquarters in Houston, Texas. All suppliers must meet specified standards of quality and experience. Primeco participates in dealer quality councils and training programs with certain of its suppliers. Primeco's Product Evaluation Committee analyzes the effectiveness, quality and profitability of Primeco's equipment and addresses equipment procurement issues. The Committee is composed of corporate management and yard employees whose experience with specific equipment brands and models, supplemented by performance data captured by Primeco's POS system, provides the basis for equipment procurement decisions. Primeco believes that it could readily replace any of its existing suppliers if it were to lose its ability to purchase equipment from such suppliers.

     MAINTENANCE PROGRAM

     Primeco's preventive maintenance program establishes a schedule of preventive maintenance customized to each category of equipment. To administer this program, Primeco employs a full time staff of 411 trained mechanics, who perform equipment maintenance at both Primeco's yards and at customers' job sites. As a result of this program, Primeco believes that it is able to obtain more dependable performance from its fleet, extend the useful life of its rental equipment fleet and obtain more favorable prices when used equipment is sold.

     POS SYSTEM

     Primeco's POS system, which has been in place at all Primeco's rental equipment yards since October 1992, is used for the day-to-day management of rental equipment. Using Primeco's Proprietary Point of Sales (POS) system, each rental equipment yard manager can search Primeco's entire rental fleet for needed equipment, determine its location and rental status on a real-time basis and arrange for delivery to customers using Primeco's radio-dispatched fleet of trucks and trailers and independent carriers. In addition, the POS system provides information concerning customer sales and credit histories, generates rental contracts and processes more than 50,000 invoices per month. The POS system is linked to Primeco's management information system, which provides management with access to up-to-date financial information concerning Primeco's performance. Primeco's staff of 19 systems professionals designs, implements, updates and maintains Primeco's computer systems. These systems professionals also developed the customized, proprietary software used in Primeco's Fleet Management and Turnaround Central services, as well as software programs for specific customer needs. Primeco's data center, located at its headquarters in Houston, Texas, employs an IBM mainframe computer system. In the event Primeco's POS system becomes disabled, Primeco has retained disaster recovery back-up services which will provide computer systems at several offsite locations.

     SALES, MARKETING AND ADVERTISING

     Primeco markets its services in four principal ways, the most important of which is marketing through its sales force. Primeco also has developed a national accounts program, a telemarketing program and certain promotional activities to supplement and support the efforts of Primeco's sales force.

     Sales Force. Primeco markets its products and value-added services primarily through its 149 member sales force, consisting of nine sales managers who oversee 140 sales representatives. Operating directly from the local rental equipment yards, sales managers and representatives call regularly on contractors' job sites and industrial facilities in their sales territories, often assisting customers in planning for their equipment requirements.
Primeco also provides its sales force with extensive training, including frequent in-house training by supplier representatives regarding the operating features and maintenance requirements of new equipment. Members of Primeco's sales force earn commissions on all equipment rentals and sales that they generate.

     National Accounts. Primeco's national accounts department, located at Primeco's headquarters in Houston, is dedicated exclusively to marketing to large customers with a nationwide presence in order to develop regional or multi- regional relationships. The national accounts department supplements the efforts of the sales force whose members deal directly with management of the local production facilities of national firms. National account marketers call on the corporate headquarters of Primeco's main industrial and commercial construction customers in order to expand existing business relationships to include additional production facilities or construction sites. Multi-facility arrangements are covered by "blanket" contracts designating Primeco as the preferred supplier of rental equipment at designated customer facilities.

     Telemarketing. Primeco's telemarketing department was established in 1991. The primary objectives of the telemarketers are: (i) to generate leads and open new accounts for sales personnel in the field by calling on companies in a targeted geographical area; (ii) to call on inactive accounts to review whether they have current or near-term equipment needs and (iii) to perform market research.

     Promotional Activities. Primeco actively promotes its services by direct mail and advertising in the yellow pages of telephone directories in the markets it serves. Primeco also hosts open houses, customer appreciation events and other special promotional events. Primeco provides a toll-free telephone number that automatically connects the caller to Primeco's rental equipment yard closest to that caller. A second toll-free number allows callers to contact the President of Primeco directly, ensuring that all customer concerns are heard and addressed. Furthermore, Primeco also prints its marketing materials in Spanish to address the Hispanic customer base in many of its markets in the southwestern United States.

     TRADE NAMES

     Primeco is the owner of the trademark PRIME EQUIPMENT registered with the U.S. Patent and Trademark Office for use in connection with the rental of light-to-medium construction equipment. Although management believes Primeco's name is recognized among customers in the industry, it does not believe that Primeco's operations are dependent to any significant extent on any single trade name.

     COMPETITION

     The rental equipment industry is fragmented and highly competitive. Each market in which Primeco operates is served by numerous competitors, ranging from large multi-regional or regional companies, such as Hertz Equipment Rental, BET Plant Services, U.S. Rentals, and Rental Service Corporation (formerly Acme Holding), to small, independent businesses with a limited number
of locations.   Participants in the rental equipment market compete on the basis of service, breadth of product line, quality and price. In general, Primeco believes that it and other regional and multi-regional operators enjoy substantial competitive advantages over small, independent rental businesses who cannot afford to maintain the broad and extensive rental equipment fleet and high level of maintenance and service that Primeco offers. In its markets, Primeco's POS system, its commitment to customer service and fleet maintenance and its centralized management systems enable it to compete successfully with other large regional and multi-regional operators.

     EMPLOYEES

     At December 31, 1995, Primeco had a total of 1,384 employees, of which 553 were salaried and 831 were non-salaried personnel. Of these, 88 were involved in administration, 162 in sales and marketing and 1,134 in operations and rental equipment yard management. None of Primeco's employees are represented by a collective bargaining agreement and management believes its employee relations are good. Primeco is an equal opportunity employer and provides equal employment opportunities without regard to race, sex, age, national origin, religion, veteran status or handicap.

     ENVIRONMENTAL REGULATION

     Primeco is subject to various evolving federal, state and local environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. These laws and regulations provide for substantial fees and sanctions for violations, and, in many cases, could require Primeco to remediate a site to meet applicable legal requirements.

     In 1995, Primeco spent approximately $1.3 million on environmental matters, including remediation costs and compliance costs, and has budgeted expenditures of approximately $4.4 million in 1996 for such matters. At December 31, 1995, Primeco had a reserve for environmental remediation of $4.2 million and a related receivable from state trust fund programs of $1.2 million. The actual cost of remediating environmental conditions may be different than that accrued by Primeco due to the difficulty in estimating such costs and due to potential changes in the status of legislation and state reimbursement programs.

     Management believes that the amounts required to correct any identified environmental condition and to maintain compliance with applicable environmental regulations will not have a material adverse effect on the financial condition or results of operations of Primeco.

ITEM 2      PROPERTIES

     Primeco owns 40 of its rental locations and leases 33 rental locations, as well as its approximately 23,000 square foot headquarters space in Houston, Texas, with the majority of its leases having multiple five or ten-year renewal options. These figures do not include the Fleet Management service centers, which are located on-site at customer-owned locations. Primeco also operates used rental equipment yards in Texas and Florida, an equipment service center and a national warranty center, both in North Carolina and the Turnaround Central facility in Texas. Primeco granted mortgages on all its owned real property to its lenders, to secure Primeco's obligations under its Senior Credit Facility. In addition, Primeco must grant a mortgage to its lenders for any real property acquired for consideration in excess of $1.0 million. Management believes that none of Primeco's leased facilities, individually, is material to the operations of Primeco. In addition, Primeco maintains a fleet of 628 trucks and 140 trailers, of which 79 trucks and 82 trailers are owned by Primeco as of December 31, 1995.

ITEM 3      LEGAL PROCEEDINGS

     From time to time, Primeco has been, and is, involved in various legal proceedings, all of which management believes are routine in nature and incidental to the conduct of its business. The ultimate legal and financial liability of Primeco with respect to such proceedings cannot be estimated with certainty, but Primeco believes, based on its examination of such matters, that none of such proceedings, if determined adversely to Primeco, would have a material adverse effect on the financial condition or results of operations of Primeco.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II


ITEM 5      MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS

     Primeco is a wholly owned subsidiary of Prime Holding, Inc. The Common Stock of Primeco is not registered and may not be transferred in the absence of such registration or an exemption from registration under the Securities Act and the applicable securities law of any state or other jurisdiction. As part of the December 2, 1994 acquisition of Primeco, 5,000 shares of redeemable convertible Preferred Stock were issued. As with Primeco's Common Stock, these Preferred Stock have not been registered and may not be transferred.

     Primeco's payment of cash dividends on the Common Stock and the Preferred Stock is restricted under the terms of its (i) Credit Agreement, dated as of December 2, 1994, as amended (the "Senior Credit Facility"), among Primeco, the lenders party thereto, Chemical Bank as Administrative Agent, and The CIT Group Business Credit Inc. as Collateral Agent, and (ii) Indenture, dated as of March 6, 1995 (the "Indenture"), between Primeco and Texas Commerce Bank National Association, as trustee. Primeco's Senior Credit Facility and Indenture generally prohibit declaration of any dividends, except that Primeco may pay dividends or make other dividends to Holdings to (i) enable Holdings to pay its taxes and operating expenses of up to $500,000 per fiscal year, (ii) allow, subject to certain conditions, Holdings to repurchase capital stock of Holdings owned by former employees of Primeco, and (iii) allow, subject to certain conditions, Holdings to pay certain holders of securities of Holdings. Dividends on the Preferred Stock are payable semi-annually on May 1 and November 1 of each year. Dividends paid on the Preferred Stock aggregated approximately $1.35 million during 1995.

ITEM 6      SELECTED HISTORICAL FINANCIAL DATA

     The following table presents selected financial data for Primeco. The selected historical financial information at and for the year ended December 31 in each of the five years presented is derived from Primeco's Financial Statements. The results of operations for the period December 2, 1994 through December 31, 1994 which are included in the combined 1994 amounts are not comparable to prior periods due to the Acquisition. This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and related notes thereto.

                       SELECTED HISTORICAL FINANCIAL DATA

                                                                               Year Ended December 31,
                                                      -------------------------------------------------------------------
                                                         1991            1992            1993         1994        1995
                                                         ----            ----            ----         ----        ----
Operating Data:                                                                     (in thousands)

                                                      Predecessor     Predecessor    Predecessor    Combined   Successor
Total revenues  . . . . . . . . . . . . . . . . .      $ 146,231       $ 156,724       $ 174,249   $ 211,924   $ 242,787

Net income (loss) before extraordinary item . . .      $  (9,774)      $  (3,797)      $   4,548   $  12,206   $  (6,190)
Extraordinary loss net of tax benefit . . . . . .              0               0               0           0      (1,268)
Preferred stock dividends and accretion . . . . .              0               0               0        (125)     (1,528)

Net income (loss) applicable to common
   shareholder  . . . . . . . . . . . . . . . . .      $  (9,774)      $  (3,797)      $   4,548   $  12,081   $  (8,986)

Balance Sheet Data (end of period):

Total assets  . . . . . . . . . . . . . . . . . .      $ 288,331       $ 278,314       $ 280,072   $ 368,760   $ 390,938
Total debt..  . . . . . . . . . . . . . . . . . .      $ 163,000       $ 146,000       $ 133,000   $ 225,000   $ 255,000
Redeemable preferred stock. . . . . . . . . . . .      $       0       $       0       $       0   $   8,975   $   9,150

     Note: The combined period for 1994 represents the mathematical addition of the historical amounts for the Predecessor period (January 1, 1994 to December 1, 1994) and the Successor period (December 2, 1994 to December 31, 1994) and are not indicative of results that would have been obtained had the Acquisition occurred on January 1, 1994, (see Note 1 of Notes to Financial Statements). As a result of the December 2, 1994 Acquisition, Primeco's assets and liabilities were adjusted to their estimated fair values as of December 2, 1994. In addition, Primeco entered into new financing arrangements and had a change in its capital structure. The combined results of the 1994 period are, therefore, not comparable to other periods. The period December 2, 1994 to December 31, 1994 reflects: increased cost of sales due to higher depreciation expense for rental equipment and cost of rental equipment sales; and increased interest expense.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements of Primeco and the notes thereto included in Item 8 of this report.

     GENERAL

     As a result of the Acquisition, Primeco's assets and liabilities were adjusted to their estimated fair values as of December 2, 1994. In addition, Primeco entered into new financing arrangements and had a change in its capital structure. Accordingly, the results of operations for the period December 2, 1994 through December 31, 1994 and the full year ending December 31, 1995 reflect increased costs as a result of higher depreciation and amortization and higher cost of used equipment sales relating to the step-up of assets to fair value at the Acquisition and increased interest expense and are not comparable to prior periods.

     The 1994 amounts discussed below represent the mathematical addition of the historical amounts for the Predecessor period (January 1, 1994 to December 1, 1994) and the Successor period (December 2, 1994 to December 31, 1994), for purposes of the discussion below only and are not indicative of results that would actually have been obtained if the Acquisition occurred on January 1, 1994.

1995 COMPARED TO 1994

     Total Revenues. Total revenues in 1995 increased 14.6% to $242.8 million from $211.9 million. This increase reflects an increase in all of Primeco's revenue components with rental revenues producing the largest dollar increase.

           Rental Revenues. Rental revenues in 1995 increased 17.2% to $139.0 million from $118.6 million in 1994. This increase was a result of an overall improvement in economic conditions, an increase in the average amount of equipment available for rental, high utilization of rental equipment, and an increase in rental rates in May 1995. The average amount of equipment available for rental in 1995 increased as evidenced by an increase in the monthly average original cost of rental equipment of 19.4% to $228.4 million from $191.2 million in 1994. A measure used by Primeco to determine the appropriate mix of rental equipment and to manage the utilization of its rental equipment is "ROI". ROI is defined as gross rental revenue as a percentage of average original monthly cost of rental equipment. Primeco's utilization of rental equipment decreased slightly in 1995 with an ROI of 61.8%, versus 63.0% in 1994, primarily due to substantial additions to the rental fleet and a different mix of rental equipment. Although slightly less than 1994, 1995's ROI remained at a
     historical high level.   In May 1995, Primeco raised the average listed
     rental rates by varying amounts, depending on the equipment type and duration of rental. Although Primeco attempts to achieve rental rates that are as close to list price as possible, actual rental rates realized are generally lower than listed rental rates owing to competitive conditions in various markets.

           New Equipment Sales. Sales of new equipment in 1995 increased 6.8% to $34.6 million from $32.4 million in 1994 primarily due to improved general economic conditions and higher selling prices.

           Used Rental Equipment Sales. Sales of used rental equipment in 1995 increased 12.9% to $23.1 million from $20.4 million in 1994 due to high demand for used rental equipment and Primeco's normal fleet upgrading.

           Parts and Merchandise Sales. Sales of parts and merchandise in 1995 increased 11.9% to $32.2 million from $28.8 million in 1994. This increase correlates to the higher rental revenue and sales of equipment since parts and merchandise generally complement the equipment Primeco rents and sells.

           Service and Other Income. Service and other income in 1995 increased 17.4% to $13.8 million from $11.8 million in 1994. This increase reflects the increased rental revenue.

      Gross Profit. Gross profit in 1995 decreased 9.2% to $68.8 million from $75.8 million in 1994. This decrease primarily reflects higher depreciation expense and cost of sales of rental equipment sold due to the step up to fair value of rental equipment as a result of the Acquisition. The effect of the step up will continue to impact gross profit in 1996. Direct operating expense increased primarily due to higher compensation costs (reflecting an increased number of employees) and increased maintenance costs necessary to support the increased size of the rental fleet and to staff new rental equipment yards. The increase in direct operating expenses also reflects start-up costs of opening new rental equipment yards in 1995. Gross profit as a percentage of total revenues was 28.4% in 1995 and 35.8% in 1994.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses in 1995 increased 19.1% to $36.8 million from $30.9 million in 1994. This increase primarily reflects higher sales commissions due
to increased rental and sales revenue.   Total Selling, General and
Administrative Expenses in 1994 were offset by an insurance settlement with a prior owner which generated approximately a $2.1 million gain and a franchise tax refund of approximately $500,000. As a percentage of total revenues, selling, general and administrative expenses in 1995 was 15.2% versus 14.6% in 1994 primarily as a result of the nonrecurring items.

     Interest Expense. Interest expense increased 111.4% to $29.0 million in 1995 from $13.7 million in 1994. This increase reflects higher interest expense relating to higher levels of indebtedness incurred in connection with the Acquisition. Immediately prior to the Acquisition, Primeco had outstanding debt of $133.0 million, and immediately after the Acquisition, Primeco had outstanding debt of $225.0 million. At December 31, 1995, outstanding debt aggregated $255.0 million, of which $155.0 million was at variable rates and $100.0 million was at a fixed rate of 12.75% per annum. At that date, after giving effect to the interest rate swap described in Footnote 8 to the audited financial statements included in Item 8 of this Form 10-K, approximately $75.0 million of indebtedness bore interest at variable rates.

     Income Tax Expense (Benefit). Income tax expense in 1995 was a benefit of $2.8 million (including a $0.8 million tax benefit on the extraordinary loss), compared to an expense of $8.5 million in 1994. The effective income tax rate for both periods differs from the federal statutory rate of 35% primarily as the result of the non tax-deductible amortization of goodwill. At December 31, 1995, Primeco has an alternative minimum tax credit carry forward of approximately $2.9 million and a corresponding valuation allowance. The allowance was established since it is not more likely than not that the benefit of the credits will be realized due to the high level of interest expense resulting from the financing of the Acquisition.

     Net Income (Loss) Before Extraordinary Item. Net income decreased from income of $12.2 million in 1994 to a loss of $6.2 million in 1995. This loss includes the write off of the covenant not to compete with the former owner of Prime Equipment. Pinault S.A. has exited the rental industry as a result of the divestiture of Pinault Equipement. See Footnote 5 to the Financial Statements contained in Item 8 of this Form 10-K. The amount written off in 1995 was $3.6 million ($5.9 million pretax). Net income was also impacted by the factors discussed above.

1994 COMPARED TO 1993

     Total Revenues. Total Revenues in 1994 increased 21.6% to $211.9 million from $174.2 million in 1993. This increase was primarily a result of higher rental revenue and an increase in the sale of new and used equipment.

           Rental Revenue. Rental revenue in 1994 increased 17.6% to $118.6 million from $100.8 million in 1993. This increase was a result of an overall improvement in economic conditions, an increase in the average amount of equipment available for rental, higher utilization of rental equipment and an increase in rental rates in March 1994. The average amount of equipment available for rental in 1994 increased as evidenced by an increase in the monthly average original cost of rental equipment of 9.8% to $191.2 million from $174.2 million in 1993. Primeco's higher utilization of rental equipment is reflected by an increase in ROI to 63.0% in 1994 from 59.0% in 1993. In March 1994, Primeco raised average listed rental rates by varying amounts depending on equipment type and duration of rental, with a weighted average increase of approximately 5%, which was the first such increase since 1991. Although Primeco attempts to achieve rental rates that are as close to list price as possible, actual rental rates realized are generally lower than listed rental rates owing to competitive conditions in various markets.

           New Equipment Sales. Sales of new equipment in 1994 increased 23.8% to $32.4 million from $26.2 million in 1993 primarily due to improved general economic conditions.

           Used Rental Equipment Sales. Sales of used rental equipment in 1994 increased 50.8% to $20.4 million from $13.5 million in 1993 due to high demand for rental equipment in 1994 and a $2.3 million used equipment auction in 1994 (there was no such auction in 1993).

           Parts and Merchandise Sales. Sales of parts and merchandise in 1994 increased 20.6% to $28.8 million from $23.9 million in 1993. This increase correlates to the higher rental revenue and sales of equipment since parts and merchandise generally complement the equipment Primeco rents and sells.

           Service and Other Income. Service and other income in 1994 increased 19.2% to $11.8 million from $9.9 million in 1993. This increase reflects the increased rental revenue.

     Gross Profit. Gross profit in 1994 increased 21.5% to $75.8 million from $62.4 million in 1993. This increase primarily reflects the increase in total revenues. This increase was partly offset by a 15.7% increase in direct operating expenses in 1994 to $53.6 million from $46.3 million in 1993. The increase was also partly offset by higher depreciation expense and cost of sales of rental equipment due to the increase in carrying value of rental equipment as a result of the Acquisition. The impact of the step up to fair value of the rental equipment will continue to impact gross profit in future periods.
Direct operating expenses increased primarily due to higher compensation costs (reflecting an increased number of employees) and increased maintenance costs necessary to support the increased size of the rental fleet and to staff new rental equipment yards. The increase in direct operating expenses also reflects start-up costs of opening five new rental equipment yards in 1994. Gross profit as a percentage of total revenues was 35.8% in both 1994 and 1993.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses in 1994 increased 9.4% to $30.9 million from $28.2 million in 1993. This increase primarily reflects higher sales commissions due to increased rental and sales revenue. This increase was partially offset by a settlement of approximately $2.1 million with a prior owner of Primeco and a franchise tax refund of approximately $500,000. As a percentage of total revenues, selling, general and administrative expenses in 1994 declined to 14.6% from 16.2% in 1993 primarily as a result of these nonrecurring items.

     Interest Expense. Interest expense increased 7.7% to $13.7 million in 1994 from $12.8 million in 1993. This increase reflects higher interest expense following the Acquisition. Prior to the Acquisition, reduced outstanding debts were offset by higher interest rates during that period as compared to 1993. At December 31, 1994, outstanding debt aggregated $225.0 million, all of which was at variable rates. At that date, after giving effect to the interest rate swaps described in Footnote 8 to the audited financial statements included in Item 8 of this Form 10-K, approximately $145.0 million of indebtedness bore interest at variable rates.

     Income Tax Expense (Benefit). Income tax expense was $8.5 million in 1994 compared to an expense of $4.4 million in 1993. The effective income tax rate for both periods differ from the federal statutory rate of 34.0% due to high levels of non tax-deductible amortization of goodwill. Primeco had net operating loss carry forwards for federal and state income tax purposes of approximately $9.3 million. At December 31, 1994, Primeco had a valuation allowance established which eliminates the deferred tax asset associated with the net operating losses. The allowance was established since it is not more likely than not that the benefit of these losses will be realized due to the high level of interest expense resulting from the financing of the Acquisition and the limitations placed on the utilization of the net operating losses as a result of the Acquisition.

     Net Income (Loss). Net income in 1994 increased to $12.2 million from $4.5 million in 1993. This increase reflects the factors discussed above.

     EFFECTS OF INFLATION

     Primeco is affected by inflation primarily through the purchase of rental equipment, increased operating costs and expenses, and higher interest rates. The effects of inflation on Primeco's operations have not been material in recent years.

     RECENT DEVELOPMENTS

     On February 26, 1996, pursuant to a Stock Purchase Agreement dated as of January 9, 1996, as amended and supplemented by the Closing Supplement to Stock Purchase Agreement, dated as of February 26, 1996, (together the "Stock Purchase Agreement"), by and among Vibroplant plc, a company organized under the laws of England and Wales, ("Vibroplant plc"), Vibroplant Investments, Ltd., a company organized under the laws of England and Wales and a wholly owned subsidiary of Vibroplant plc ("Vibroplant Investments"), and Primeco, Primeco completed the purchase of all of the outstanding stock of Vibroplant U.S., Inc., a Florida Corporation and a wholly owned subsidiary of Vibroplant Investments prior to the closing ("Vibroplant U.S."), from Vibroplant plc and Vibroplant Investments. Primeco paid a purchase price of $66.5 million for the shares of Vibroplant U.S., which included repayment of the outstanding bank debt of Vibroplant U.S. Vibroplant U.S. merged into Primeco after the closing.

     Vibroplant U.S. (also known as American Hi-Lift Corporation) operates 17 rental locations in California, Texas, Florida, Louisiana, Ohio, Alabama, South Carolina and Georgia. Vibroplant U.S., which specializes in renting and selling aerial lift equipment to industrial and commercial customers, had gross revenues of $50.4 million for the year ended March 31, 1995.

     In conjunction with this transaction, certain existing stockholders of Holdings invested in additional common equity of Holdings. Holdings then made a capital contribution of approximately $9.4 million to Primeco. Primeco used these funds, as well as borrowings under its Senior Credit Facility, to fund the transaction.

LIQUIDITY AND CAPITAL RESOURCES

     During the years ended December 31, 1995, 1994 and 1993, Primeco's principal sources of funds consisted of the net cash provided by operating activities, the proceeds from the sale of used rental equipment and in 1995, the proceeds from the Senior Credit Facility and $100 million in 12.75% Senior Subordinated Notes due March 1, 2005 (the "Notes"). The components of net cash provided by operating activities are detailed on the Statements of Cash Flows in Item 8 of this Form 10-K and include net income or loss adjusted for (i) depreciation and amortization, (ii) the gains on the sales of used rental equipment and (iii) the effect of changes in certain operating assets and liabilities. Net cash provided by operating activities excludes proceeds from the sale of rental equipment. Net cash provided by operating activities in 1995 decreased 10.8% to $33.6 million from $37.6 million in 1994. This decrease resulted primarily from increased interest expense and increased working capital investment. Net cash provided by operating activities in 1994 decreased 4.8% to $37.6 million from $39.5 million in 1993. This decrease resulted primarily from a decrease in certain operating liabilities and the absence of the decrease in inventory levels experienced in 1993, and was partly offset by increased rental revenue and deferred income taxes.

     During the years ended December 31, 1995, 1994 and 1993, Primeco's principal uses of funds was for the purchase of equipment for its rental fleet and the payment of principal on its outstanding indebtedness. The gross rental equipment capital expenditures were $89.4 million, $52.8 million and $38.1 million in 1995, 1994 and 1993, respectively. The increase in 1995 over

1994 represents an increase in investment in rental fleet. Proceeds from the sale of used rental equipment were $23.1 million, $20.5 million and $13.5 million in 1995, 1994 and 1993, respectively.

     Primeco has no long-term minimum purchase commitments for rental equipment. Management has budgeted net fleet capital expenditures of approximately $67 million during 1996, (approximately $98 million of gross fleet capital expenditures net of approximately $31 million in estimated proceeds from the sale of used rental equipment). Primeco will utilize these capital expenditures to expand the fleet at existing rental equipment yards, to satisfy the equipment needs of current and new Fleet Management customers, to provide for the equipment needs of new rental equipment yards, and to maintain and grow the fleet at the rental yards recently acquired in connection with the American Hi-Lift Corporation acquisition. Primeco also expects to spend approximately $6 million in 1996 on non-equipment related capital expenditures consisting of buildings, land, furniture and fixtures and environmental capital expenditures. In addition to the budgeted capital expenditures, Primeco may seek to acquire suitable local or regional rental equipment businesses to expand its geographic presence, which could require additional cash expenditures. In 1996, Primeco purchased all of the outstanding stock of American Hi-Lift for approximately $66.5 million. The purchase was funded by a $9.4 million capital contribution from Holdings and the balance through borrowings from Primeco's Senior Credit Facility. In addition to cash flows from operating activities and proceeds from the sale of used rental equipment, at March 31, 1996 (and after giving effect to the American Hi-Lift Corporation acquisition), Primeco had approximately $72.5 million (excluding outstanding letters of credit) of unused borrowing capacity under the Senior Credit Facility available for expansion of the equipment rental fleet, acquisitions or other general corporate purposes, subject to certain limitations. See "--Recent Developments". Under its Senior Credit Facility, Primeco has a current limit on capital expenditures for the purchase of businesses in an amount not to exceed $30.0 million, which amount may be increased by $10.0 million, under certain circumstances.

     Primeco's operations are subject to various environmental laws and regulations. In order to comply with these requirements, Primeco is engaged in ongoing remediation, capital improvement and periodic compliance activities.
In connection with the Acquisition, an environmental consultant conducted certain investigations of Primeco's properties and compliance with applicable environmental laws. As of December 31, 1995, Primeco had a reserve for environmental remediation of $4.2 million and a related receivable from state trust fund programs of $1.2 million.

     Primeco incurred substantial indebtedness in connection with the Acquisition. At December 31, 1995, Primeco had indebtedness outstanding of $255 million, consisting of $155 million under the Senior Credit Facility and $100 million under the Notes. Primeco received net proceeds of approximately $96.0 million from the Notes, which were issued on March 6, 1995. Such proceeds were used to repay $75.0 million of indebtedness under a subordinated loan facility plus accrued interest and $20.0 million of indebtedness under the revolving credit portion of the Senior Credit Facility.

     At its current debt level, Primeco anticipates spending approximately $32.0 million in 1996 in interest payments on the Senior Credit Facility and the Notes. Primeco also anticipates paying $1.4 million in dividends on its Preferred Stock in 1996. During the term of the revolving credit portion of the Senior Credit Facility, Primeco believes that cash provided by operations and proceeds from the sale of used equipment in the ordinary course of business will be sufficient to permit Primeco to meet its payment obligations under the Senior Credit Facility and the Notes. Primeco also believes that such amounts in excess of those required for such debt service, together with funds available under the Senior Credit Facility, will also be sufficient to meet its anticipated capital expenditures and dividend payments as described above.

     The Senior Credit Facility requires Primeco to maintain interest rate swap agreements covering a portion of its outstanding and available credit facility including the portion related to letters of credit. Accordingly, at December 31, 1995, Primeco had outstanding interest rate swap agreements (total notional amount of $80.0 million) placed with financial institutions that effectively convert a portion of its floating-rate debt to fixed-rate debt. At December 31, 1995, the market value of the swaps represented a loss of approximately $2.6 million. See Footnote 8 in the Financial Statements contained in Item 8 of this Form 10-K.

     The degree to which Primeco is leveraged could have a significant effect on its results of operations. For example, the funds available to Primeco for purposes other than debt service will be reduced; Primeco may be more vulnerable to increases in interest rates or downturns in economic conditions; and Primeco's ability to obtain additional financing in the future may be impaired. While Primeco believes that it should be able to satisfy its obligations from operations and appropriate refinancings, no assurance to that effect can be given.

     OTHER MATTERS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 121, which is effective for fiscal years beginning after December 15, 1995, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Primeco will adopt SFAS 121 at the beginning of 1996. It is anticipated that the impact of adopting this statement will not have a material effect on the financial statements.

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, entitled "Accounting for Stock-Based Compensation" ("SFAS No. 123"), in October 1995. Primeco will adopt the new disclosure rules of SFAS No. 123 in Fiscal Year 1997.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                 Page
Reports of  Independent Accountants                                                               22

Balance Sheet as of December 31, 1995 and 1994                                                    24

Statement of Operations for the year ended December 31, 1995 and for the period from December 2, 1994 to December 31,
    1994 for the Successor, and for the period from January 1,
    1994 to December 1, 1994 and for the year ended December 31,
    1993 for the Predecessor                                                                      25

Statement of Common Stockholder's Equity for the year ended
    December 31, 1995 and for the period from December 2, 1994 to December 31, 1994 for the Successor, and for the period from January 1, 1994 to December 1, 1994 and for the
    year ended December 31, 1993 for the Predecessor                                              26

Statement of Cash Flows for the year ended December 31, 1995 and for the period from December 2, 1994 to December 31,
    1994 for the Successor, and for the period from January 1,
    1994 to December 1, 1994 and for the year ended December 31,
    1993 for the Predecessor                                                                      27

Notes to Financial Statements                                                                     28

REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Shareholder
Primeco Inc.:

We have audited the accompanying balance sheet of Primeco Inc. (the "Company") as of December 31, 1995 and 1994 and the related statements of operations, common stockholder's equity and cash flows of the Company for the year ended December 31, 1995 and for the period from December 2, 1994 through December 31, 1994, and of the Predecessor (as defined in Note 1) for the period from January 1, 1994 to December 1, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Primeco Inc. for the year ended December 31, 1993 were audited by other auditors whose report dated January 28, 1994 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained in Note 1 to the financial statements, controlling ownership of the Predecessor was acquired by the Company's parent in a purchase transaction as of December 2, 1994. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets and liabilities of the Predecessor based upon their estimated fair value at December 2, 1994. Accordingly, the financial statements of the Company are not comparable to those of the Predecessor.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994, and the results of the Company's operations and its cash flows for the year ended December 31, 1995 and for the period from December 2, 1994 through December 31, 1994, and the results of the Predecessor's operations and its cash flows for the period from January 1, 1994 through December 1, 1994, in conformity with generally accepted accounting principles.

                                                      COOPERS & LYBRAND L.L.P.

Houston, Texas
February 15, 1996, except as to the information presented in Note 14, for which the date is February 26, 1996.

                          Independent Auditor's Report



The Board of Directors
Primeco Inc.:


         We have audited the accompanying statements of operations, common stockholder's equity and cash flows of Primeco Inc. (the Company) for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, an all material respects, the results of the operations and the cash flows of Primeco Inc. for the year ended December 31, 1993, in conformity with generally accepted accounting principles.


                                               KPMG PEAT MARWICK LLP



Houston, Texas
January 28, 1994

PRIMECO INC.
BALANCE SHEET
(in thousands)

                                                                                  December 31,          December 31,
                           ASSETS                                                      1995                 1994
                                                                                  ------------          ------------
Cash and cash equivalents                                                         $        174          $    12,090
Accounts receivable, net                                                                36,467               30,175
Inventories                                                                             17,399               12,689
Rental equipment, net                                                                  181,798              153,818
Property, plant and equipment, net                                                      22,334               20,768
Cost in excess of fair value of net assets acquired, net                               115,084              117,713
Other assets                                                                            17,682               21,009
                                                                                  ------------          -----------
         Total Assets                                                             $    390,938          $   368,262
                                                                                  ============          ===========

         LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable                                                                  $     14,968          $    12,122
Accrued expenses                                                                        27,737               23,465
Debt                                                                                   255,000              225,000
Deferred income taxes                                                                   21,897               27,594
Other liabilities                                                                        1,552                1,476
Commitments and contingencies (Notes 8, 9 and 10)
Redeemable convertible preferred stock $.01 par value,
         $2,000 per share liquidation value, 5,000 shares
         authorized and outstanding (Note 10)                                            9,150                8,975
Common stock, $.01 par value, 10,000 shares authorized and
         5,000 shares outstanding                                                            1                    1
Paid-in capital                                                                         68,336               69,874
Accumulated deficit                                                                     (7,703)                (245)
                                                                                  ------------          -----------
         Common Stockholder's Equity                                                    60,634               69,630
                                                                                  ------------          -----------
         Total Liabilities and Stockholder's Equity                               $    390,938          $   368,262
                                                                                  ============          ===========





The accompanying notes are an integral part of the financial statements.

PRIMECO INC.
STATEMENT OF OPERATIONS
(in thousands)


                                                                             For the              For the
                                                        For the            Period From          Period From          For the
                                                      Year Ended        December 2, 1994      January 1, 1994       Year Ended
                                                     December 31,            through              through          December 31,
                                                         1995           December 31, 1994     December 1, 1994        1993
                                                     ------------       -----------------     ----------------     ------------
                                                       Successor            Successor            Predecesor         Predecesor
                                                     ------------       -----------------     ----------------     ------------
Revenues:
    Rental revenue                                    $  138,983         $         10,321     $       108,272      $   100,829
    New equipment sales                                   34,601                    2,668              29,728           26,162
    Rental equipment sales                                23,144                    1,641              18,718           13,498
    Parts and merchandise sales                           32,223                    2,236              26,551           23,874
    Service revenue and other income                      13,836                      983              10,806            9,886
                                                      ----------         ----------------     ---------------      -----------
                                                         242,787                   17,849             194,075          174,249
                                                      ----------         ----------------     ---------------      -----------
Cost of sales:
    Depreciation - rental equipment                       37,427                    2,822              17,365           17,456
    Cost of new equipment sales                           28,960                    2,251              25,269           22,211
    Cost of rental equipment sales, net of
       accumulated depreciation                           22,853                    1,134              11,809            7,999
    Cost of parts and merchandise sales                   24,157                    1,736              20,175           17,902
    Direct operating expenses                             60,553                    4,592              48,981           46,288
                                                      ----------         ----------------     ---------------      -----------
                                                         173,950                   12,535             123,599          111,856
                                                      ----------         ----------------     ---------------      -----------
               Gross Profit                               68,837                    5,314              70,476           62,393
                                                      ----------         ----------------     ---------------      -----------

    Selling, general, administrative and other            36,804                    2,871              28,030           28,248
    Depreciation and amortization:
       Noncompete agreements                               5,877                      123               5,008            7,260
       Cost in excess of air value of
         assets acquired                                   2,955                      232               2,983            3,254
       Property, plant and equipment                       2,395                      191               1,893            1,980
    Interest expense, net of interest income
       of $243, $29, $106 and $97,
       respectively                                       29,021                    2,125              11,605           12,753
                                                      ----------         ----------------     ---------------      -----------
                                                          77,052                    5,542              49,519           53,495
                                                      ----------         ----------------     ---------------      -----------

         Income (loss) before income taxes                (8,215)                    (228)             20,957            8,898

    Income tax expense (benefit)                          (2,025)                      17               8,506            4,350
                                                      ----------         ----------------     ---------------      -----------
             Net income (loss) before
               extraordinary item                         (6,190)                    (245)    $        12,451      $     4,548
                                                                                              ===============      ===========
    Extraordinary item - loss on early
       extinguishment of debt, net of tax
       benefit of $794                                    (1,268)                       -
                                                      ----------         ----------------
    Net Loss                                              (7,458)                    (245)

    Dividend requirement and accretion
       on preferred stock                                 (1,528)                    (125)
                                                      ----------         ----------------
    Net loss applicable to common
       stockholder                                    $   (8,986)        $           (370)
                                                      ==========         ================


    The accompanying notes are an integral part of the financial statements.

PRIMECO INC.
STATEMENT OF COMMON STOCKHOLDER'S EQUITY
(in thousands)

                                                                                                            Total
                                                                                                           Common
                                                Common         Common       Paid-In      Accumulated    Stockholder's
                                                Shares          Stock       Capital        Deficit         Equity
                                                -----          ------      ---------     -----------    -------------
Predecessor:
   Balance at January 1, 1993                   1,000          $    1      $ 128,736      $ (23,010)    $   105,727

   Net Income                                                                                 4,548           4,548
                                                -----          ------      ---------      ---------     -----------
Predecessor:
   Balance at December 31, 1993                 1,000               1        128,736        (18,462)        110,275

   Net Income                                                                                12,451          12,451
                                                -----          ------      ---------      ---------     -----------
Predecessor:
   Balance at December 1, 1994                  1,000          $    1      $ 128,736      $  (6,011)    $   122,726
                                                =====          ======      =========      =========     ===========
Successor:
   Balance at December 2, 1994                      -          $    -      $       -      $       -     $         -

   Sale of common stock on
     December 2, 1994                           5,000               1         69,999                         70,000

   Accrued preferred dividends
     and accretion                                                              (125)                          (125)

   Net loss                                                                                    (245)           (245)
                                                -----          ------      ---------      ---------     -----------
Successor:
   Balance at December 31, 1994                 5,000               1         69,874           (245)         69,630

   Accrued preferred dividends
     and accretion                                                            (1,528)                        (1,528)

   Payment of dividend to Holdings                                               (10)                           (10)

   Net loss                                                                                  (7,458)         (7,458)
                                                -----          ------      ---------      ---------     -----------
Successor:
   Balance at December 31, 1995                 5,000          $    1      $  68,336      $  (7,703)    $    60,634
                                                =====          ======      =========      =========     ===========

The accompanying notes are an integral part of the financial statements.

PRIMECO INC.
STATEMENT OF CASH FLOWS
(in thousands)

                                                                           For the             For the
                                                        For the          Period from         Period from          For the
                                                       Year Ended     December 2, 1994     January 1, 1994      Year Ended
                                                      December 31,         through             through         December 31,
                                                          1995        December 31, 1994    December 1, 1994        1993
                                                       Successor          Successor          Predecessor        Predecessor
                                                      ------------    -----------------    ----------------    ------------
Operating activities:
  Net income (loss)                                    $  (7,458)        $      (245)         $   12,451          $   4,548
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation and amortization                         48,656               3,368              27,249             29,949
    Deferred income tax provision (benefit)               (4,903)                  9               4,465              4,351
    Net (gain)loss on disposal of rental equipment,
      and property,plant and equipment                       508                (363)             (6,701)            (4,817)
      Provision for doubtful accounts                          -                   -                 928
    Extraordinary loss on extinguishment of debt           1,268
    Effect of changes in operating assets
      and liabilities:
      Decrease (increase) in accounts
       receivable                                         (6,291)                730              (6,611)            (3,656)
      Decrease (increase) in inventories                  (4,710)                 22                (182)             3,084
      Decrease (increase) in prepaid
       expenses and other                                   (680)               (241)                597                225
      Increase (decrease) in accounts
       payable, accrued expenses
       and other liabilities                               7,192                (498)              2,668              5,859
                                                       ---------         -----------          ----------          ---------
      Net cash provided by operating activities           33,582               2,782              34,864             39,543
                                                       ---------         -----------          ----------          ---------
Investing activities:
  Additions to rental equipment                          (89,372)             (3,984)            (48,830)           (38,088)
  Additions to property, plant and equipment              (3,736)               (223)             (2,627)            (1,980)
  Payment to seller for the acquisition                                     (138,000)
  Payments of acquisition costs                             (328)            (13,667)
  Proceeds from disposals of rental equipment             23,079               1,680              18,862             13,497
  Proceeds from disposals of property, plant
    and equipment                                            154                   4               1,075                240
  Payments for noncompete agreement
    related to acquisition                                                                                             (200)
                                                       ---------         -----------          ----------          ---------
      Net cash used in investing activities              (70,203)           (154,190)            (31,520)           (26,531)
                                                       ---------         -----------          ----------          ---------
Financing activities:
  Proceeds from Predecessor revolving
    line of credit                                                                                10,000              2,000
  Payments of Predecessor revolving
    line of credit                                                                               (10,000)
  Proceeds from revolving line of credit                  26,000
  Payments of revolving line of credit                   (20,000)
  Payments of Predecessor debt                                              (133,000)                               (15,000)
  Proceeds from Successor debt                           100,000             225,000
  Payments of debt                                       (76,000)
  Payments of financing costs                             (3,932)            (12,824)
  Proceeds from issuance of
    Successor common stock                                                    70,000
  Proceeds from issuance of
    Successor preferred stock                                                 10,000
  Preferred stock issuance costs                                              (1,150)
  Payments of dividends                                   (1,363)
                                                       ---------         -----------          ----------          ---------
       Net cash provided (used)
         by financing activities                          24,705             158,026                   0            (13,000)
                                                       ---------         -----------          ----------          ---------
  Net (decrease) increase in cash
    and cash equivalents                                 (11,916)              6,618               3,344                 12

  Cash and cash equivalents at beginning
    of period                                             12,090               5,472               2,128              2,116
                                                       ---------         -----------          ----------          ---------
  Cash and cash equivalents at end of period           $     174         $    12,090          $    5,472          $   2,128
                                                       =========         ===========          ==========          =========


The accompanying notes are an integral part of the financial statements.

PRIMECO INC.
NOTES TO FINANCIAL STATEMENTS


1.       THE COMPANY:

         The financial statements include the accounts of Primeco Inc. ("Primeco"), a wholly-owned subsidiary of Prime Holding, Inc. ("Holdings"). On December 2, 1994, Holdings acquired Primeco (the "Acquisition") from a subsidiary of Artemis S.A. (the "Seller") through Holdings' subsidiary Prime Acquisition Corp. ("PAC"). Immediately following the completion of the Acquisition, PAC merged into Primeco, as a result of which Primeco became a wholly-owned subsidiary of Holdings. Holdings has no assets or investments other than the shares of stock of Primeco. Holdings was capitalized with $70.0 million of equity contributed by Investcorp S.A. ("Investcorp"), its affiliates and other international investors and $10.0 million in principal amount of subordinated indebtedness (the "Subordinated Notes") provided by Invifin S.A. ("Invifin"), an affiliate of Investcorp. For purposes of identification and description, Primeco is referred to as the "Predecessor" for the period prior to the Acquisition, the "Successor" for the period subsequent to the Acquisition and the "Company" for both periods.

         The Company's operations primarily consist of renting equipment and, to a lesser extent, selling complementary parts, merchandise and used equipment to commercial construction, industrial and residential users. The Company also acts as a distributor of new equipment on behalf of major equipment manufacturers.

         The total purchase price for the Acquisition, including fees and expenses relating to the Acquisition and its financing, and the covenant-not-to-compete payment, was approximately $305.0 million (repayment of $133.0 million of the Predecessor's debt, cash payment of $138.0 million to the Seller and $34.0 million of transaction and financing fees) and was accounted for by the purchase method. Accordingly, the assets and liabilities of the Predecessor were adjusted to reflect the allocation of the purchase price based on estimated fair values.

         The following selected unaudited pro forma financial information presents the year ended December 31, 1994, as though the controlling ownership of the Predecessor had been acquired on January 1, 1994, and assumes that there were no other changes in the operations of the Predecessor. The pro forma results are not necessarily indicative of the financial results that might have occurred had the transaction actually taken place on January 1, 1994, or of future results of operations (in thousands).

                                                                Pro Forma for
                                                                  the Year
                                                                    Ended
                                                                December 31,
                                                                    1994


         Revenues                                             $     211,924

         Net loss                                             $        (546)

         Dividend requirement and accretion on
              preferred stock                                 $      (1,500)


         Net loss applicable to common
              stockholder                                     $      (2,046)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         RENTAL AGREEMENTS

         The Company rents equipment primarily to the construction, industrial and homeowner markets. Rental agreements are structured as operating leases, and rental revenue is recognized in the period in which it is earned.

         INVENTORIES

         New equipment held for sale is valued at the lower of cost or market, with cost being determined on the specific identification method. Parts and merchandise are valued at lower of cost or market, with cost determined by the retail method.

         RENTAL EQUIPMENT

         Rental equipment is recorded at cost. Depreciation for rental equipment acquired prior to January 1, 1995 is computed using the straight-line method over the estimated four-year useful life of the assets, after giving effect to an estimated salvage value. Rental equipment acquired subsequent to January 1, 1995 is depreciated over the estimated five year useful life of the assets, after giving effect to an estimated salvage value. Accumulated depreciation was $38.9 million and $2.8 million at December 31, 1995 and 1994, respectively.

         Expenditures for additions or improvements which extend asset lives are capitalized in the period incurred. Normal repairs and maintenance costs are expensed as incurred. When rental equipment is disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gains or losses are included in results of operations.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, giving effect to an estimated salvage value.

         The estimated useful lives for buildings and improvements range from 15 to 30 years and the estimated useful lives for equipment and furniture and fixtures range from 5 to 10 years.

         Expenditures for additions or improvements which extend asset lives are capitalized in the period incurred. Normal repairs and maintenance costs are expensed as incurred. When property, plant and equipment are disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gains or losses are included in results of operations.

         COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED

         Goodwill represents the excess of the cost over the fair value of net assets acquired. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the goodwill. The amount of any resulting impairment is calculated using the same undiscounted cash flows from operating activities. The factors considered by management in this assessment include operating results, trends and prospects as well as the effects of obsolescence, demand, competition and other economic factors.

         Goodwill is amortized on a straight-line basis over the estimated life of 40 years. Accumulated amortization was $3.1 million and $232,000 at December 31, 1995 and 1994, respectively.

         INCOME TAXES

         The Predecessor filed a consolidated income tax return with the Seller. The Successor files a consolidated tax return with Holdings. Amounts recorded for income taxes for both periods were calculated on a separate return basis.

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured by using enacted tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in net earnings in the period in which the tax rate change was enacted. The Company establishes a valuation allowance when it is more likely than not that a deferred tax asset will not be recovered.

         CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand and all highly liquid investment instruments purchased with original maturities of three months or less.

         INTEREST RATE SWAP AGREEMENTS

         The existing interest swaps effectively convert a portion of the Company's variable-rate debt to a fixed rate. The income earned or expense incurred as a result of the interest paid exceeding interest received (or vice versa) under terms of interest rate swap agreements is accrued in the period incurred or earned, as the notional amounts of the swap agreements were designated to specific debt (Note 8). Therefore, the related income and expense is accounted for as an adjustment to the interest expense related to that debt.

         CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash, accounts receivable and interest rate swaps. As of December 31, 1995 and 1994, the Company had no significant concentrations of credit risk except for the interest rate swaps discussed in Note 8.

         The Company maintains cash and cash equivalents with various financial institutions located throughout the country to limit exposure. The Company's periodic evaluations of the relative credit standing of these financial institutions are considered in the Company's investment strategy.

         Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their geographic dispersion. The Company generally does not require collateral on accounts receivable. At December 31, 1995 and 1994, the Company had an allowance for doubtful accounts of $925,000.

         ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates.

         RECLASSIFICATIONS

         Certain amounts previously reported in the financial statements have been reclassified to conform with the presentation used for the year ended December 31, 1995 with no impact on stockholder's equity or operations.

3.       INVENTORIES:

         Inventories consist of the following as of December 31, 1995 and 1994 (in thousands):

                                                    1995              1994
                 New equipment held for sale       $  6,882         $  4,662
                 Merchandise                          6,328            4,571
                 Parts                                4,008            3,121
                 Other                                  181              335
                                                   --------         --------

                                                   $ 17,399         $ 12,689
                                                   ========         ========

4.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following as of December 31, 1995 and 1994 (in thousands):

                                                               1995              1994
         Property, plant and equipment at cost:
              Land                                           $   6,068         $  5,932
              Buildings and improvements                        11,160            9,737
              Transportation equipment                           1,817            1,238
              Furniture and fixtures                             3,594            2,759
              Shop and other equipment                           1,954            1,293
                                                               -------       ----------

                                                                24,593           20,959
         Accumulated depreciation                           (    2,259)        (    191)
                                                             ---------          -------

                      Net property, plant and equipment       $ 22,334          $20,768
                                                              ========          =======

5.       OTHER ASSETS:

         Other assets consist of the following as of December 31, 1995 and 1994 (in thousands):

                                                                        1995         1994
         Deferred financing costs, less accumulated amortization
            of $2,647 and $149, respectively                         $  12,771     $ 12,684
         Noncompete agreement, less accumulated amortization
            of $6,000 and $123, respectively                                --        5,877
         Prepaid expenses and other                                        836        1,248
         Estimated reimbursements related to environmental
            remediation obligations (see Note 9)                         1,200        1,200
         Prepaid management fee (see Note 6)                             2,875           --
                                                                     ---------     --------
                                                                     $  17,682     $ 21,009
                                                                     =========     ========

In connection with the Acquisition, the Company paid the Seller $6.0 million for a noncompete agreement. During 1995 and in January 1996, the Seller divested itself of all its rental equipment operations which significantly reduced the Seller's ability to compete against the Company. Consequently, the Company determined that the noncompete agreement provided no future benefit to the Company, and accordingly, the unamortized balance of approximately $4.5 million was written off and is included in depreciation and amortization expense in the statement of operations.

         The costs incurred in obtaining long-term financing are amortized over the terms of the agreement using the effective interest method. Amortization of deferred financing costs included in interest expense for the year ended December 31, 1995, the period from December 2, 1994 to December 31, 1994, the period from January 1 to December 1, 1994 and the year ended December 31, 1993 approximated $2.6 million, $149,000, $319,000 and $399,000, respectively.

6.       RELATED PARTY TRANSACTIONS:

         Under the terms of a management agreement, the Company will pay an annual management fee to Investcorp of $1.5 million. During 1995, the Company prepaid the management fee for the next three years.

         In connection with the Acquisition, the Successor paid Investcorp and its affiliates approximately $11.5 million in exchange for Investcorp's assistance in arranging the Acquisition, the bank financing, and issuing the Preferred stock.

         The Predecessor paid the Seller an annual management fee of $500,000. The Predecessor also paid legal fees of approximately $82,000 to a law firm with which one of the directors of the Predecessor was affiliated.

7.       EMPLOYEE BENEFIT PLANS:

         The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. Benefits are based on years of service and the employees' highest average earnings received in any five consecutive years during the last ten years before retirement. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. Plan assets are invested in various segregated accounts with an insurance company, the underlying investments of which are cash equivalents, marketable equity securities, government securities and other corporate securities.

         The assumptions used in accounting for the defined benefit plan for the Successor and Predecessor periods are as follows: weighted-average discount rate is 7% for 1995, 8% for 1994 and 6.75% for 1993; rates of increase in compensation levels is 5.5% for all periods; and the expected long-term rate of return on plan assets is 9.5% for all periods.

         Net periodic pension cost consisted of the following components (in thousands):

                                                                 For the              For the
                                           For the             Period from          Period from         For the
                                          Year Ended         December 2, 1994     January 1, 1994      Year Ended
                                         December 31,            through              through         December 31,
                                             1995           December 31, 1994     December 1, 1994        1993
                                         ------------       -----------------     ----------------    ------------
                                          Successor             Successor           Predecessor       Predecessor
                                         ------------       -----------------     ----------------    ------------
Service cost                              $   1,524              $    113             $ 1,235            $ 1,180
Interest cost                                   549                    34                 379                304
Actual return on plan assets                 (1,111)                   (3)               (173)              (377)
Net total of other components                   749                   (21)                (98)               225
                                          ---------              --------             -------            -------
Net periodic pension cost                 $   1,711              $    123             $ 1,343            $ 1,332
                                          =========              ========             =======            =======

         The actuarial present value of the accumulated benefit of the plan as of December 31, 1995 and 1994 (in thousands):


                                                  1995             1994
                 Vested                        $   3,808         $  2,557
                 Nonvested                         1,152              382
                                               ---------         --------

                 Total                         $   4,960         $  2,939
                                               =========         ========


         The reconciliation of the funded status of the plan as of December 31, 1995 and 1994 (in thousands):

                                                               1995             1994

         Projected benefit obligation                       $   9,880        $    5,784
         Plan assets at fair value                              6,740             4,287
                                                            ---------        ----------

         Projected benefit obligation in excess of              3,140             1,497
              plan assets
         Unrecognized net loss                                 (1,142)              -
                                                            ---------        ----------

         Net pension liability                              $   1,998        $    1,497
                                                            =========        ==========


         The Company sponsors a defined contribution 401(k) plan that covers substantially all employees. The Company matches 50 percent of employee contributions limited to a maximum equal to 3 percent of eligible employee compensation. Company contributions to the plan in the Successor and Predecessor periods approximated $633,000, $48,000, $540,000, and $471,000, respectively.

8.       DEBT:

         Debt consists of the following at December 31, 1995 and 1994 (in thousands):

                                                          1995             1994
                 Senior term loan                      $ 124,000        $ 125,000
                 Senior revolving credit loan             31,000           25,000
                 Subordinated loan facility                  -             75,000
                 Senior subordinated notes               100,000              -
                                                       ---------        ---------

                                                       $ 255,000        $ 225,000
                                                       =========        =========

         The Successor's bank credit agreement provides for a $300 million senior credit facility including a $125 million term loan and a $175 million revolving credit facility. The term loan requires semiannual payments which began June 30, 1995, and extend through December 31, 2000. The outstanding balance under the revolving credit facility and any amounts owed as a result of letters of credit being funded (see
         Note 9) become due December 31, 1999.   The senior term loan and the
         senior revolving credit loan are collateralized by substantially all the assets of the Company. On March 6, 1995 the Company issued $100 million of 12.75% senior subordinated notes due March 1, 2005. The Company received net proceeds of approximately $96 million, which were used to repay $75 million of indebtedness under the subordinated loan facility plus accrued interest and $20 million of indebtedness under the revolving credit portion of the senior credit facility. The loss incurred on the early extinguishment of the subordinated loan facility, resulting from the write off of deferred financing costs, has been reflected as an extraordinary loss on the statement of operations.

         The interest rate under the senior bank credit agreement is based, at the Company's option, on the lead lending bank's alternate base rate or the bank's Eurodollar deposit rate, plus margins as follows:

                                                                         REVOLVING
                                                         TERM LOAN       CREDIT LOAN
                                                         ---------       -----------
                  Alternate base rate margin               1.75%           1.25%
                  Eurodollar deposit rate margin           3.00%           2.50%

          The interest rates in effect at December 31, 1995 for the term loan and the revolving credit loan were 8.8% and 8.4%, respectively. The interest rates in effect at December 31, 1994 for the term loan, revolving credit loan and subordinated loan facility were 9.2%, 9.3%, and 12.5%, respectively.

          A commitment fee of 1/2 of 1% per annum is charged on the unused portion of the revolving credit facility.

          With respect to Eurodollar deposit (LIBOR-based) rate loans, the Company can elect interest rate periods ending one, two, three or six months from the expiration of the preceding period.

          The bank credit agreement requires the maintenance of certain financial ratios and places restrictions on capital expenditures, leases, additional borrowings, mergers and acquisitions, and payments of dividends. Certain of these loan requirements change during the term of the agreement and some become more restrictive.

          The Predecessor bank credit agreement required the Company to maintain interest rate swap agreements covering a portion of its outstanding and available credit facility including that portion related to letters of credit. At December 1, 1994, the Predecessor had outstanding interest rate swap agreements with two financial institutions which effectively converted floating rate debt to fixed rate debt. The Successor's bank credit agreement also has requirements for interest rate swaps. Accordingly, the interest rate swaps that were in effect at Acquisition were continued by the Successor. A fee of $250,000 was paid in connection with this arrangement. The terms of the interest rate swaps and the unrealized losses at December 31, 1995 and 1994 are as follows (dollars in thousands):

                                                                       1995           1994
 Notional              Maturity          Pay           Receipt      Unrealized     Unrealized
  Amount                 Date           Rate             Rate         Losses         Losses
  ------                 ----           ----             ----         ------         ------
$40,000,000      February 27, 1997      9.13%        6 month LIBOR   ($1,405)       ($2,200)
$40,000,000        March 21, 1997       8.99%        6 month LIBOR   ($1,317)       ($1,900)


          The Company is exposed to credit losses for amounts receivable from counterparties for interest to the extent variable interest rates exceed fixed interest rates per the swap agreements (an average of 9.06%) each quarter in the event of nonperformance by the counterparties to the agreements. In addition, cancellation of the agreements due to nonperformance by the counterparties would also cause an increase in interest expense in future periods to the extent that the fixed interest rates per the swap agreements were less than variable interest rates during such periods. However, the Company does not anticipate nonperformance by the counterparties. A 1% increase in interest rates on $80.0 million would increase interest expense by $800,000 per annum. The Company is subject to market loss in the event of falling interest rates on both swaps. Unrealized losses are the net amounts of money that would be paid for equal and offsetting interest rate swaps.

          Maturities of debt are as follows at December 31, 1995 (in thousands):

                  DECEMBER 31,
                  ---------------
                      1996                        $   1,000
                      1997                            1,000
                      1998                           12,000
                      1999                           66,000
                      2000                           75,000
                      Thereafter                    100,000
                                                  ---------

                                                  $ 255,000
                                                  =========

         Outstanding debt of the Predecessor included a term loan of $71.0 million, a revolving credit facility of up to $80.0 million and a $6.0 million commitment for the issuance of letters of credit. As part of the Acquisition, the Company replaced this debt with the securities detailed above.

         Cash paid for interest, including cash paid under interest rate swaps, totaled $23.9 million for the year ended December 31, 1995. Cash paid for interest in 1994 was $1.3 million in the Successor period, and approximately $12.3 million in the Predecessor period. Cash paid for interest in 1993 approximated $11.4 million.

9.       COMMITMENTS AND CONTINGENCIES:

         LEASES

         The Company leases facilities, computer equipment, rental equipment, autos and trucks under operating leases. Minimum future obligations for operating leases in effect at December 31, 1995 are (in thousands):

                  DECEMBER 31,
                  ------------

                      1996                                          $  5,979
                      1997                                             5,031
                      1998                                             3,829
                      1999                                             2,116
                      2000                                             1,205
                      Thereafter                                       1,608
                                                                    --------

                      Total Minimum Obligations                     $ 19,768
                                                                    ========

         Lease expense charged to operations in the accompanying statements of operations was approximately $7.2 million for the year ended December 31, 1995. Lease expense charged to operations for 1994 was $537,000 in the Successor period, and $5.1 million in the Predecessor period. Lease expense charged to operations for 1993 was approximately $4.2 million.

         LEGAL MATTERS

         The Company is party to legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management based on discussions with legal counsel, the Company has adequate legal defense and/or insurance coverage with respect to these matters, and management does not believe that the ultimate resolution of these matters will materially affect the Company's operations or financial position for any period.

         ENVIRONMENTAL MATTERS

         The Company is subject to various evolving federal, state and local environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. These laws and regulations provide for substantial fees and sanctions for violations, and, in many cases, could require Primeco to remediate a site to meet applicable legal requirements.

         In 1995, the Company spent approximately $1.3 million on environmental matters, including remediation and compliance costs, and has budgeted expenditures of approximately $4.4 million in 1996 for such matters. At December 31, 1995, the Company had a reserve for environmental remediation of $4.2 million and a related receivable from state trust fund programs of $1.2 million. The actual cost of remediating environmental conditions may be different than that accrued by the Company due to the difficulty in estimating such costs and due to potential changes in the status of legislation and state reimbursement programs.

         Management believes that the amounts required to correct any identified environmental condition and to maintain compliance with applicable environmental regulations will not have a material adverse effect on the financial condition or results of operations of the Company.

         RISK MANAGEMENT

         The Company is self-insured for physical damage or loss to its rental equipment. Presently, the Company has an insurance deductible of $250,000 per occurrence for claims related to workers' compensation, vehicle liability, and general liability. The annual deductible related to employee health benefit claims is $100,000 per employee.

         RISK MANAGEMENT, CONTINUED:

         In February 1994, the Company settled a dispute with W.R. Grace & Co., a former owner, regarding general liability and workers' compensation insurance. Accordingly, a liability of $2.0 million, originally recorded in 1990, was reversed and recorded as a reduction of selling, general and administrative expenses in the statements of operations in the Predecessor period.

         LETTERS OF CREDIT

         As of December 31, 1995 and 1994, the Company had letters of credit outstanding totaling $8.7 million and $5.1 million, respectively. These letters of credit guarantee the funding of environmental remediation and the Company's share of insured claims. None of the Company's assets are pledged as collateral for these letters of credit.

10.      REDEEMABLE CONVERTIBLE PREFERRED STOCK:

         As part of the Acquisition, the Company issued 5,000 shares of Preferred Stock with a redemption and estimated fair value of $10 million. Holdings obtained the funds ($10.0 million) to acquire the Preferred Stock through the issuance of Subordinated Notes. Holdings incurred a fee of $1.2 million in connection with the issuance of such Notes, which the Company paid on behalf of Holdings. Since this fee is in effect directly attributable to the Preferred Stock, the Preferred Stock was recorded at $8.8 million, reflecting the costs of issuance. The Company may redeem, at its option prior to March 15, 2006, all or part of the outstanding shares of the Preferred Stock at $2,000 per share plus accrued and unpaid dividends and the interest related thereto; and in any case shall redeem all outstanding shares of the Preferred Stock on March 15, 2006 at $2,000 per share plus accrued and unpaid dividends and the interest related thereto. The Preferred Stock is convertible by the holder, at any time, into the Company's Common Stock at the conversion price of $2,000 per share plus accrued and unpaid dividends and the interest related thereto. This price is subject to change as a result of certain events of distribution and other changes related to the Company's Common Stock. The holder of the Preferred Stock is entitled to dividends when declared by the Board of Directors. Dividends are paid out of assets legally available for such purpose, on May 1 and November 1 of each year, commencing, in the case of the first issuance, on May 1, 1995. All dividends are cumulative and accrue from the date of the original issue at a rate of 14% per year computed on the basis of actual number of days elapsed in a 360-day year. In the event dividends are not declared and paid on the required dates, interest accrues on such dividends at 16% per annum.

         Upon dissolution or liquidation of the Company, the holders of the Preferred Stock will be entitled to receive $2,000 per share of the assets of the Company available for distribution to shareholders, in preference to the holders of the Company's Common Stock and any other class or series of capital stock of the Company that is junior to the Preferred Stock in respect of the right to participate in any distribution of assets upon dissolution or liquidation.

         The changes in redeemable convertible Preferred Stock for the period ended December 31, 1995 and 1994 are as follows (in thousands):

                  December 2, 1994
                  Issuance of preferred stock (net of $1,150
                     in issuance costs)                             $  8,850

                  Preferred dividends and accretion                      125
                                                                    --------

                  Balance December 31, 1994                            8,975

                  Preferred dividends and accretion, net of
                     dividend payments of $1,353                         175
                                                                    --------

                  Balance December 31, 1995                         $  9,150
                                                                    ========

11.      INCOME TAXES:

         The components of the provision (benefit) for income taxes consist of the following (in thousands):


                                                                  For the              For the
                                               For the          Period from          Period from          For the
                                              YearEnded      December 2, 1994      January 1, 1994       Year Ended
                                            December 31,          through              through          December 31,
                                                1995         December 31, 1994     December 1, 1994         1993
                                            ------------     -----------------     ----------------     ------------
                                             Successor           Successor           Predecessor        Predecessor
                                            ------------     -----------------     ----------------     ------------
Tax provision/(benefit) at
     statutory rate (35%)                       $ (2,875)      $      (80)          $    7,335          $    3,025
Amortization of cost in excess
     of fair value net
     assets acquired                               1,138               96                1,044               1,106
Utilization of net operating loss
     carryforwards                                  (626)              --                   --                  --
Change in estimate of prior year
     net operating loss and
     alternative minimum tax                         478               --                   --                  --
     credit carryforward
Change in valuation allowance                       (667)              --                   --                  --
Increase in alternative
     minimum tax credit
     carryforward                                    400               --                   --                  --
Other                                                127                1                  127                 219
                                                --------       ----------           ----------          ----------
                                                  (2,025)              17                8,506               4,350
Tax benefit from extraordinary
     item - loss on
     extinguishment of debt                         (794)              --                   --                  --
                                                --------       ----------           ----------          ----------
                                                $ (2,819)      $       17           $    8,506          $    4,350
                                                ========       ==========           ==========          ==========

         The classification of the provision (benefit) for income taxes consists of the following (in thousands):

                                                      For the              For the
                                   For the          Period from          Period from        For the
                                 Year Ended      December 2, 1994      January 1, 1994     Year Ended
                                December 31,          through              through        December 31,
                                    1995         December 31, 1994    December 1, 1994        1993
                                ------------     -----------------    ----------------    ------------
                                 Successor           Successor           Predecessor      Predecessor
                                ------------     -----------------    ----------------    ------------
         Current:
              Federal               $  2,516       $       --           $    3,787        $       --
              State                      362                8                  254                --

         Deferred                     (5,697)               9                4,465             4,350
                                    --------       ----------           ----------        ----------

              Total                 $ (2,819)      $       17           $    8,506        $    4,350
                                    ========       ==========           ==========        ==========

         Income taxes payable as of December 31, 1995 and 1994 were $1.5 million and $2.0 million, respectively.

         The components of deferred tax liability as of December 31, 1995 and 1994 are as follows (in thousands):


                                                                   1995             1994
         Deferred tax liabilities:
            Tax depreciation in excess of book                  $   28,897      $   31,782
            Other                                                                      820
                                                                ----------      ----------
                                                                    28,897          32,602

         Deferred tax assets:
            Accrued casualty losses                                  1,708           1,342
            Allowance for doubtful accounts                            356              --
            Accrued interest                                           313              --
            Accrued pension costs                                      785           1,158
            Accrued medical expenses                                   539             280
            Accrued environmental costs                              1,116             860
            Accrued bonus                                               --           1,284
            Non-compete agreements                                   2,143              --
            Net operating losses                                        33           3,637
            Investment tax credits                                      --              47
            Alternative minimum tax credit carryforwards             2,900              --
            Other                                                       40              --
                                                                ----------      ----------
                                                                     9,933           8,608
            Less:  valuation allowance                              (2,933)         (3,600)
                                                                ----------      ----------
                      Net deferred tax liability                $   21,897      $   27,594
                                                                ==========      ==========

         In conjunction with the acquisition, a deferred tax liability of $14.4 million was recorded.

         As of December 31, 1995, the Company has state income tax net operating loss carryforwards of approximately $962,000. Additionally, the Company has federal alternative minimum tax credit carryforwards of approximately $2.9 million. Substantially all of the Company's net operating loss carryforwards expire in the year 2004. Cash paid for income taxes during the year ended December 31, 1995 amounted to approximately $3.5 million. The Company paid no cash for income taxes during 1994 in the Successor period and approximately $2.9 million in the Predecessor period. Cash paid for income taxes approximated $156,000 during 1993. Under federal tax law, the amount and availability of loss carryforwards (and certain other tax attributes) are subject to a variety of interpretations and restrictive tests applicable to the Company and its subsidiaries. The utilization of such carryforwards could be limited or effectively lost upon certain changes in ownership. At December 31, 1995 and 1994 the Company had a valuation allowance established which eliminates the deferred tax asset associated with the net operating losses and alternative minimum tax credit carryforwards. The allowance was established since it is not likely that the benefit of these assets will be realized due to the high level of interest expense resulting from the financing of the Acquisition and the limitations placed on the utilization of the net operating losses as a result of the Acquisition.

12.      MANAGEMENT STOCK INCENTIVE PLAN:

         Holdings has adopted a Management Stock Incentive Plan (the "Plan"), in order to provide incentives to employees and directors of Holdings and Primeco by granting them awards of Class C Stock of Holdings. The Plan is administered by a committee of the Board of Directors of Holdings (the "Compensation Committee"), which has broad authority in administering and interpreting the Plan and in determining the type of awards granted under the Plan.

         Holdings granted options to purchase 12,241 shares of its Class C Stock to certain senior members of Primeco's management and to other officers and employees of Primeco. The exercise price of each option is $70.00 per share, which is the same price per share paid by existing holders of Class C Stock to acquire Class C Stock. Each option is subject to certain vesting provisions. To the extent not earlier vested or terminated, all options will vest on the tenth anniversary of the date of grant and will expire 30 days thereafter if not exercised.

13.      DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The Company has the following types of financial instruments:

                 o        Cash and cash equivalents
                 o        Accounts receivable
                 o        Accounts payable
                 o        Interest rate swaps
                 o        Debt

         Due to the short maturity of these instruments, their carrying values approximate their fair values, except for debt and interest rate swaps. Management believes that the carrying value of debt approximates its fair value as of December 31, 1995 and 1994. The fair value of the interest rate swaps is disclosed in Note 8.

14.      SUBSEQUENT EVENT:

         On February 26, 1996, pursuant to a Stock Purchase Agreement dated as of January 9, 1996, as amended and supplemented by the Closing Supplement to Stock Purchase Agreement, dated as of February 26, 1996, (together the "Stock Purchase Agreement"), by and among Vibroplant plc, a company organized under the laws of England and Wales, ("Vibroplant plc"), Vibroplant Investments, Ltd., a company organized under the laws of England and Wales and a wholly owned subsidiary of Vibroplant plc ("Vibroplant Investments"), and Primeco. Primeco completed the purchase of all of the outstanding stock of Vibroplant U.S., Inc., a Florida Corporation and a wholly owned subsidiary of Vibroplant Investments prior to the closing ("Vibroplant U.S."), from Vibroplant plc and Vibroplant Investments. Primeco paid a purchase price of $66.5 million for the shares of Vibroplant U.S., which included repayment of the outstanding bank debt of Vibroplant U.S. Vibroplant U.S. merged into Primeco after the closing.

         Vibroplant U.S. (also known as American Hi-Lift Corporation) operates 17 rental locations in California, Texas, Florida, Louisiana, Ohio, Alabama, South Carolina and Georgia. Vibroplant U.S., which specializes in renting and selling aerial lift equipment to industrial and commercial customers, had gross revenues of $50.4 million for the year ended March 31, 1995.

         In conjunction with this transaction, certain existing stockholders of Holdings invested in additional common equity of Holdings. Holdings then made a capital contribution of approximately $9.4 million to Primeco. Primeco used these funds, as well as borrowings under its Senior Credit Facility, to fund the transaction.

15.     RECENT ACCOUNTING PRONOUNCEMENTS:

        In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 121, which is effective for fiscal years beginning after December 15, 1995, requires that long-lived assets and certain identifiable intangibles be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will adopt SFAS 121 at the beginning of 1996. It is anticipated that the impact of adopting this statement will not have a material effect on the financial statements.
        The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, entitled "Accounting for Stock-Based Compensation" ("SFAS No. 123"), in October 1995. The Company will adopt the new disclosure rules of SFAS No. 123 in Fiscal Year 1997.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the name, age and position of each of the directors and executive officers of Primeco. Each director of Primeco will hold office until the next annual meeting of shareholders of Primeco or until his successor has been elected and qualified. Officers of Primeco are elected by the Board of Directors of Primeco and serve at the discretion of the Board of Directors.

            NAME                            AGE                               POSITION
            ----                            ---                               --------
     Thomas E.  Bennett   . . . . . .       51               President, Chief Executive Officer, Director

     Brian Fontana  . . . . . . . . .       38               Executive Vice President, Chief Financial Officer, Director

     Kevin L.  Loughlin   . . . . . .       46               Director of Finance, Treasurer, Secretary, Director

     John D.  Latimer   . . . . . . .       50               Controller, Assistant Treasurer, Assistant Secretary

     Peter A.  Post   . . . . . . . .       52               Vice President Operations

     Gerald E.  Lane  . . . . . . . .       55               Director of Central Division

     Michael Gordon   . . . . . . . .       44               Director of Eastern Region

     Rick L. McCurry  . . . . . . . .       49               Director of Western Division

     Thomas E. Bennett joined Primeco in 1975 as Equipment Manager. He became a Rental Equipment Yard Manager in 1978 of Primeco's largest distribution location, and was named Regional Manager in 1979. In 1987, Mr. Bennett was promoted to Vice President of the Southwest Division. In 1988, he was selected as the Vice President of Operations and was named President, Chief Executive Officer and a director in 1990. Prior to joining Primeco, Mr. Bennett worked for the Tool Crib, Inc. for eleven years.

     Brian Fontana joined Primeco effective April 1, 1996 as Executive Vice President and Chief Financial Officer. Mr. Fontana was employed previously with National Convenience Stores, Incorporated (NCS), a company traded on the New York Stock Exchange until it was acquired by Diamond Shamrock in 1995. Mr. Fontana joined NCS in 1990 as Assistant Treasurer and was appointed to Treasurer in February 1992. In August 1993, he was promoted to Vice President and Treasurer, a position he held until December 1993, when Mr. Fontana was named Vice President and Chief Financial Officer. Mr. Fontana received a Bachelor of Business degree in Finance from the University of Texas in 1981.

     Kevin L. Loughlin joined Primeco in 1980 as Controller and Vice President of Finance and in 1990, was named Executive Vice President, Chief Financial Officer, Secretary and Treasurer. He was elected a director of Primeco in January 1995. In April 1996, Mr. Loughlin was appointed as Director of Finance, Treasurer and Secretary. From 1973 to 1979, Mr. Loughlin was employed by W.R. Grace where he served in various accounting and financial capacities. Prior to joining W.R. Grace, Mr. Loughlin was an accounting supervisor for Dun & Bradstreet from 1971 to 1973. Mr. Loughlin received a Bachelor of Science degree in Accounting from the University of New Haven in 1971.

     John D. Latimer served as Assistant Controller of Primeco from 1979 to 1989. In 1982, he was elected to the office of Assistant Secretary of Primeco. In December 1989, he was name Controller and Assistant Treasurer of Primeco. Mr. Latimer received a Bachelor's degree from University California Los Angeles in 1969 and his MBA at Los Angeles State University in 1974.

     Peter A. Post joined Primeco in 1979 as a Rental Equipment Yard Manager. In December 1979, Mr. Post was promoted to Regional Manager for East Texas, Louisiana and Alabama, where he served until 1988 when he was name Vice President of Operations for the Southwest Division. In January 1990, Mr. Post became Vice President, Southwest Division and in August 1995 he became Vice President of Operations. Mr. Post received a Bachelor of Arts degree in liberal arts from Baldwin-Wallace College in 1966.

     Gerald E. Lane joined Primeco in 1981 as a Rental Equipment Yard Manager. In 1983, he was promoted to Regional Manager, in October 1992 was named Vice President, Southeast Division and in September 1995 became Director of Central Division. Prior to joining Primeco, Mr. Lane worked for Hertz Equipment Rental Company for 18 years.

     Michael Gordon joined Primeco in 1981 as an inside salesman. In 1982, he was promoted to Rental Equipment Yard Manager. In 1988, Mr. Gordon was promoted to Regional Manager for the Houston area. In 1993 he became Regional Manager for Primeco's California Region. Mr. Gordon was promoted to Director of the Eastern Division in September 1995. Prior to joining Primeco, Mr. Gordon was employed by JLG Industries for 3 years.

     Rick L. McCurry joined Primeco in 1989 as Regional Manager for North Texas and Oklahoma. He remained in this position until September 1995 when he was named Director of Operations Western Division. Mr. McCurry attended Kearney State College in Kearney, Nebraska. Prior to joining Primeco, Mr. McCurry served as General Manager at Zuni Rental in Albuquerque, New Mexico for 6 years.

ITEM 11     EXECUTIVE COMPENSATION

            The following table sets forth all cash compensation earned in fiscal 1995 by Primeco's Chief Executive Officer and each of the other four most highly compensated executive officers, whose remuneration exceeded $100,000.



                                                    SUMMARY COMPENSATION TABLE
====================================================================================================================================
                                                                                                     Long Term
                                 Annual Compensation                                               Compensation          Other
                                                                                                ------------------
                                                                                                      Awards
- ------------------------------------------------------------------------------------------------------------------------------------
           (a)                  (b)              (c)              (d)                  (e)              (f)                (g)

                                                                                                                           All
                                                                                      LTPIC                               Other
                                                                 Bonus               Payouts         Holdings          Compensation
      Name and                                 Salary             ($)                  ($)           (Options)             ($)
 Principal Position           Year              ($)               (1)                  (2)              (#)              (3) (4)
- ------------------------------------------------------------------------------------------------------------------------------------
Thomas E. Bennett             1995             225,000         330,000                   --           3,215               4,620
President and Chief           1994             172,500          95,757               74,000              --               4,620
Executive Officer             1993             161,000          93,980                   --              --               4,497

Kevin L. Loughlin             1995             140,000         160,000                   --           1,071               4,620
Director of Finance           1994             135,600          63,544               47,017              --               4,620
Treasurer and Secretary       1993             130,000          61,750                   --              --               4,497

Peter A. Post                 1995             130,625         140,000                   --             929               4,620
Vice President Operation      1994             110,500          41,387               38,040              --               4,620
                              1993             105,000          30,975                   --              --               4,122

Gerald E. Lane                1995             110,000         110,000                   --             800               4,620
Director of Central           1994              96,700          56,441               14,080              --               4,620
Division                      1993              86,000          51,887                   --              --               2,944

John D. Latimer               1995              97,983          29,792                   --             571               3,863
Assistant Secretary,          1994              94,650          30,288                  490              --               3,673
Assistant Treasurer and       1993              91,000          27,300                   --              --               3,218
Controller

(1)  Earned in year shown, but paid in subsequent year.

(2) Amounts paid upon termination of the Seller's phantom stock plan pursuant to the Acquisition.

(3) Amounts paid pursuant to Primeco's defined contribution 401(k) plan matching program.

(4) In December 1994, certain members of management were offered the opportunity to purchase shares of Class C Common Stock at a price of $70 per share following the closing the Acquisition from the original investors. Purchases were at market value, and the number of shares purchased were as follows: Thomas E. Bennett (3,215); Kevin L. Loughlin (1,071); Peter A. Post (929); Gerald E. Lane (800); and John D. Latimer
     (571). All of Primeco's issued and outstanding common stock is owned by Holdings. All references to common stock in the Executive Compensation tables and discussion contained in this Item 11 refer to Class C Common Stock of Holdings.

     The following table provides information with respect to stock options granted during the fiscal year ended December 31, 1995 to the Named Executive
Officers:

                                          OPTION/SAR GRANTS IN LAST FISCAL YEAR
======================================================================================================================
                                                                                         Potential Realizable Value at
                                                    Individual Grants                    Assumed Annual Rates of Stock
- ---------------------------------------------------------------------------------------- Price Appreciation For Option
                                               Percent of                                            Term
                               Number of          Total                                               (D)
                               Securities       Options/                                -----------------------------
                               underlying     SAR's Granted   Exercise of
                              option/SARs     to Employees    Base Price    Expiration
  Name                          Granted      in Fiscal Year    ($ / Sh)        Date          5%             10%
  (a)                             (b)              (c)           (d)            (e)          (f)            (g)
- ----------------------------------------------------------------------------------------------------------------------
Thomas E. Bennett             3,215 (A)          26.3%        $70 / Sh       12-02-2004   $141,524 (B)  $358,665 (C)
Kevin L. Loughlin             1,071 (A)           8.7          70 / Sh       12-02-2004     47,145 (B)   119,481 (C)
Peter A. Post                   929 (A)           7.6          70 / Sh       12-02-2004     40,895 (B)   103,639 (C)
Gerald E. Lane                  800 (A)           6.5          70 / Sh       12-02-2004     35,216 (B)    89,248 (C)
John D. Latimer                 571 (A)           4.7          70 / Sh       12-02-2004     25,135 (B)    63,701 (C)

(A) The options are for shares of Class C Common Stock of Holdings and were granted on December 2, 1994, and vest at 20% per year over 5 years upon achievement of certain objectives. Primeco achieved its 1995 objective and 20% of the options for each named executive officer vested on March 30, 1996. To the extent not earlier vested or terminated, all options will vest on the tenth anniversary of the date of grant and will expire 30 days thereafter if not exercised. All options will also vest upon certain changes in control.

(B)  Represents an assumed market price per share of $114.02.

(C)  Represents an assumed market price per share of $181.56.

(D) The dollar amounts under columns (f) and (g) represent the hypothetical gain or "option spread" that would exist for the options based on assumed 5% and 10% annual compounded rates of Share price appreciation over the full option term. These assumed rates for a 5% hypothetical gain would result in a price per Share on December 2, 2004 of $114.02 and for a 10% hypothetical gain would result in a price per Share on December 2, 2004 of $181.56.

                            AGGREGATED OPTION EXERCISES IN FISCAL 1995 AND FY-END OPTION VALUE
=================================================================================================================
            (a)                    (b)                  (c)                   (d)                    (e)
                                                                           Number of
                                                                     Securities Underlying  Value of Un-exercised
                                Holdings                              Unexercised Holdings      "In-the-money"
                                 Shares                Value         Options at FY-End (#)   Holdings Options at
           Name                Acquired on         Realized ($)           Exercisable/            FY-End ($)
                                Exercise                                 Unexercisable           Exercisable/
                                   (#)                                        (A)             Unexercisable (B)
- -----------------------------------------------------------------------------------------------------------------
Thomas E. Bennett                        --             --                  0/3,215                   --
Kevin L. Loughlin                        --             --                  0/1,071                   --
Peter A. Post                            --             --                   0/929                    --
Gerald E. Lane                           --             --                   0/800                    --
John D. Latimer                          --             --                   0/571                    --

___________________________

(A) Options are for shares of the Class C Common Stock of Holdings and vest 20% per year over 5 years upon achievement of certain objectives. Primeco achieved its 1995 objective and 20% of the options for each named executive officer vested on March 30, 1996.

(B) Underlying shares are not publicly traded and are subject to repurchase by Holdings at the employee's cost or at the then current value of the underlying shares as determined by Primeco's Board of Directors upon the termination of the employee's employment with Primeco; therefore, options have not been categorized as "in-the-money". Primeco has not established any recent valuations for such shares.

EMPLOYMENT AGREEMENTS; TERMINATION AND CHANGE-IN-CONTROL AGREEMENTS

     Primeco has entered into employment agreements with Thomas E. Bennett, Kevin L. Loughlin, Peter A. Post and Gerald E. Lane. Mr. Bennett's agreement, effective as of December 2, 1994, provides that he shall serve as President and Chief Executive Officer. Upon the expiration of the initial five (5) year term, the agreement shall automatically be extended for an additional term of one year, unless either party has notified the party of its election to terminate the agreement, not later than 90 days prior to the scheduled expiration date. During the term of employment, the agreement provides for an annual base salary of $225,000 subject to annual review by the Board provided that the level of base salary shall not be subject to reduction. Mr. Bennett is entitled to participate in the management cash incentive bonus program, and in all fringe benefit programs maintained by Primeco. Mr. Bennett's employment agreement also provides that in the event that Primeco terminates his employment or elects to not renew the agreement other than for cause, Mr.

Bennett will receive monthly one-twelfth (1/12) of his annual base salary at the time of such termination for the period ending on the earlier of the expiration date of the employment agreement or the first anniversary of the date of termination. If Mr. Bennett's employment is terminated by death, Primeco shall pay to Mr. Bennett's estate or legal representative a lump sum payment equal to 25% of Mr. Bennett's annual base salary in effect at such time. If Mr. Bennett is terminated based upon a permanent disability, Primeco shall pay to Mr. Bennett 50% of Mr. Bennett's annual base salary in effect at such time.

     Mr. Loughlin, Mr. Post and Mr. Lane's employment agreements are substantially identical to Mr. Bennett's except that the annual base salaries differ and the initial terms are for three (3) years. The initial annual base salaries for Messrs. Loughlin, Post and Lane are $140,000, $125,000 and $110,000 respectively.

     Mr. Fontana and Primeco intend to enter into an employment agreement, which will have an initial term of three (3) years and an annual base salary of $160,000, subject to annual review by the Board. Primeco contemplates that Mr. Fontana's employment agreement will contain severance provisions, the terms of which have not been finalized. Primec also contemplates that Mr. Fontana will be offered the opportunity to purchase shares of Class C Common Stock and will be awarded options for Class C Common Stock. The amount of such purchase and award has not been finalized. Mr. Fontana will also participate in Primeco's bonus plan. Bonuses awarded under the plan for 1996 would be paid in 1997.

DIRECTOR COMPENSATION

     Primeco pays no additional remuneration to its employees or to executives of Investcorp for serving as directors. See "Management - Executive Compensation". There are no family relationships among any of the directors of executive officers.

PENSION PLAN

     Primeco has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees.

     The following table sets forth the estimated annual benefits payable upon retirement under the Pension Plan based on retirement at age 65 and 1995 covered compensation of $25,920:

REMUNERATION (i.e. final earnings)                                Years of Service
- ----------------------------------                                ----------------
                                                   15          20          25         30          35
$125,000  . . . . . . . . . . . . . . . . .     $24,695     $32,926     $41,158    $49,390     $57,621
$150,000 and above  . . . . . . . . . . . .      29,945      39,926      49,908     59,890      69,871

     For each of the individuals the Pension Plan covers, total compensation as listed in the Summary Compensation Table, but limited to $150,000 as required by the Retirement Protection Act. Each of the five officers listed in the Summary Compensation Table has credited services as of December 31, 1995 of approximately 6.3 years. Benefits under the Pension Plan are based on (i) final earnings (the highest five consecutive years' earnings out of the last ten years before retirement date or average earnings received in the last five full years before early retirement or termination of employment), (ii) covered compensation (the average of the Social Security Taxable Wage Bases for the 35 year period ending at Social Security Retirement Age) and (iii) years of credited service. Benefits under the Pension Plan are determined by a formula which multiplies (x) the sum of 1% of final earnings up to covered compensation and 1.4% of final earnings in excess of covered compensation by (y) the years of credited service up to 35 years. There is no reduction for early retirement at age 62. Primeco's policy is to fund the Pension Plan in accordance with the Employee Retirement Income Security Act of 1974 and Internal Revenue Code Limitations. Pension Plan assets are invested in various segregated accounts with an insurance company. Benefits under the Pension Plan are not subject to any offset.

     Primeco also sponsors a defined contribution 401(k) plan that covers substantially all employees. Primeco matches 50 percent of employee contributions limited to a maximum equal to three percent of eligible employee compensation. Primeco's contributions to the plan were approximately $633,000, $588,000 and $471,000 in 1995, 1994 and 1993, respectively.

MANAGEMENT STOCK INCENTIVE PLAN

     Holdings has adopted a Management Stock Incentive Plan (the "Stock Plan"), in order to provide incentives to employees and directors of Holdings and
Primeco by granting them awards tied to the Class C Stock of Holdings.   The
Stock Plan is administered by a committee of the Board of Directors of Holdings, which has broad authority in administering and interpreting the Stock Plan. Awards to employees are not restricted to any specified form or structure and may include, without limitation, sales or bonuses of stock, restricted stock, stock options or stock appreciation rights (collectively,
"Awards").   Options granted under the Stock Plan may be options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or options not intended to so qualify. An award granted under the Stock Plan to an employee may include a provision terminating the award upon termination of employment under certain circumstances or accelerating the receipt of benefits upon the occurrence of specified events, including, at the discretion of the Compensation Committee, any change of control of Primeco.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of Primeco's issued and outstanding capital stock is owned by Holdings. Class D Stock, par value $.01 per share is the only class of Holding's stock that currently possesses voting rights. At December 31, 1995, there were 10,000 shares of Holdings' Class D Stock issued and outstanding. Certain of the investors in the equity of Holdings intend to offer certain members of Primeco's management an opportunity to purchase shares of Class C Stock, par value $.01 per share, which stock has no voting rights except in certain limited circumstances. The following table sets forth the beneficial ownership of each class of issued and outstanding securities of Holdings, as of the date hereof, by each director of Primeco, each of the executive officers of Primeco listed under "Management", the directors and executive officers of Primeco as a group and each person who beneficially owns more than 5% of the outstanding shares of any class of voting securities of Holdings.

                                                   NUMBER               VOTING
                                                     OF               PERCENTAGE
CLASS D VOTING STOCK:                            SHARES (1)               (1)
- --------------------                             ----------           ----------
INVESTCORP S.A. (2)(5)  . . . . . . . . . . .      10,000               100.0%
37 rue Notre-Dame, Luxembourg

SIPCO Limited (6) . . . . . . . . . . . . . .      10,000               100.0%
P.O. Box 1111
West Wind Building
George Town, Grand Cayman
Cayman Islands

                                                   NUMBER               VOTING
                                                     OF               PERCENTAGE
CLASS D VOTING STOCK:                            SHARES (1)               (1)
- --------------------                             ----------           ----------
CIP Limited (3)(4)  . . . . . . . . . . . . .       9,200                  92.0%
P.O. Box 1111
West Wind Building
George Town, Grand Cayman
Cayman Islands

Ballet Limited (3)(4) . . . . . . . . . . . .         920                   9.2%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands

Denary Limited (3)(4) . . . . . . . . . . . .         920                   9.2%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands

Gleam Limited (3)(4)  . . . . . . . . . . . .         920                   9.2%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands

Highlands Limited (3)(4)  . . . . . . . . . .         920                   9.2%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands

Noble Limited (3)(4)  . . . . . . . . . . . .         920                   9.2%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands

Outrigger Limited (3)(4)  . . . . . . . . . .         920                   9.2%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands

Quill Limited (3)(4)  . . . . . . . . . . . .         920                   9.2%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands


                                                   NUMBER               VOTING
                                                     OF               PERCENTAGE
CLASS D VOTING STOCK:                            SHARES (1)               (1)
- --------------------                             ----------           ----------
Radial Limited (3)(4) . . . . . . . . . . . .       920                     9.2%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands

Shoreline Limited (3)(4)  . . . . . . . . . .       920                    9.2%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands

Zinnia Limited (3)(4) . . . . . . . . . . . .       920                    9.2%
P.O. Box 2197 West Wind Building
George Town, Grand Cayman
Cayman Islands

INVESTCORP Investment Equity Limited (5)  . .       800                    8.0%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands

__________________

(1) As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared power to dispose, or direct the disposition of, a security.

(2) Investcorp does not directly own any stock in Holdings. The number of shares shown as owned by Investcorp includes all of the shares owned by INVESTCORP Investment Equity Limited (see (5) below). Investcorp owns no stock in Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, or the beneficial owners of these entities. Investcorp may be deemed to share beneficial ownership of the shares of voting stock held by these entities because the entities have entered into revocable management services or similar agreements with an affiliate of Investcorp pursuant to which each of such entities has granted such affiliate the authority to direct the voting and disposition of the Holdings voting stock owned by such entity for so long as such agreement is in effect. Investcorp is a Luxembourg corporation.

(3) CIP Limited ("CIP") owns no stock in Holdings. CIP indirectly owns less than 0.1% of the stock in each of Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, quill Limited, Radial Limited, shoreline Limited and Zinnia Limited (see (4) below). CIP may be deemed to share beneficial ownership of the shares of voting stock of Holdings held by such entities because CIP acts as a director of such entities and the ultimate beneficial shareholders of each of those entities have granted to CIP revocable proxies in companies that own those entities' stock. None of the ultimate beneficial owners of such entities beneficially owns individually more than 5% of Holdings' voting stock.

(4) CIP, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited each is a Cayman Islands corporation.

(5) INVESTCORP Investment Equity Limited is a Cayman Islands corporation, a wholly owned subsidiary of Investcorp.

(6) SIPCO Limited may be deemed to control Investcorp through its ownership of a majority of a company's stock that indirectly owns a majority of Investcorp's shares.

CLASS C NON-VOTING STOCK
- -------------------------                                                                      PERCENTAGE OF
                                                                    NUMBER OF                   OUTSTANDING
                                                                SHARES OF HOLDINGS          SHARES OF HOLDINGS
                                                                     CLASS C                      CLASS C
NAME AND ADDRESS                                                 NON-VOTING STOCK           NON-VOTING STOCK
OF BENEFICIAL OWNER:                                           BENEFICIALLY OWNED (1)       BENEFICIALLY OWNED (1)
- -------------------                                            ----------------------       ----------------------
All Directors and Executive Officers
of Primeco as a group of 5 persons  . . . . . . . . . . . . . . .        6,586                    6.1

Thomas E.  Bennett
c/o Prime Equipment
16225 Park Ten Place, #200
Houston, Texas   77084  . . . . . . . . . . . . . . . . . . . . .        3,215                    3.0

Kevin L.  Loughlin
c/o Prime Equipment
16225 Park Ten Place, #200
Houston, Texas   77084  . . . . . . . . . . . . . . . . . . . . .        1,071                    1.0

Peter A Post
c/o Prime Equipment
16225 Park Ten Place, #200
Houston, Texas   77084  . . . . . . . . . . . . . . . . . . . . .          929                   0.86

Gerald E.  Lane
c/o Prime Equipment
16225 Park Ten Place, #200
Houston, Texas   77084  . . . . . . . . . . . . . . . . . . . . .          800                   0.74

John D.  Latimer
c/o Prime Equipment
16225 Park Ten Place, #200
Houston, Texas   77084  . . . . . . . . . . . . . . . . . . . . .          571                   0.53

______________________

(1) As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of a security or the sole or shared power to dispose, or direct the disposition of, a security.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Holdings was capitalized with $70.0 million of equity contributed by Investcorp, its affiliates and other international and domestic investors and $10.0 million in principal amount of junior subordinated indebtedness (the "Junior Notes") provided by Invifin S.A. ("Invifin"), an affiliate of Investcorp. In December 1994, certain members of Primeco management were offered the opportunity to purchase shares of Class C Stock at a price of $70 per share following the closing of the Acquisition from the original investors. Holdings capitalized Primeco with $80.0 million in exchange for 100% of the outstanding common and preferred stock of Primeco in connection with the consummation of the Acquisition. This capital contribution to Primeco, in addition to borrowings under the Senior Credit Facility and the Subordinated Loan Facility, provided the sources of the consideration for the Acquisition and related costs and fees. In connection with the Acquisition, Primeco paid Investcorp International Inc. ("International") fees of $2.7 million for arranging the commercial bank financing. Holdings, on behalf of Primeco, also paid $1.15 million in commitment fees to Invifin in connection with the Junior Notes.

     In connection with the Acquisition, Primeco entered into an agreement for management advisory, strategic planning and consulting services (the "Management Agreement") with International pursuant to which Primeco agreed to pay International $1.5 million per annum for a five year term. Primeco prepaid International $4.5 million for the first three years of the term and agreed to make quarterly payments during the fourth and fifth years. In connection with the Acquisition, Primeco also entered into an agreement with Investcorp Bank E.C. ("EC") for a term of five years pursuant to which Primeco paid EC approximately $7.6 million in exchange for EC's assistance in arranging financing for the Acquisition and for EC's covenant not to arrange or facilitate the acquisition of a competitor of Primeco without Primeco's consent.

     In connection with the purchase of Vibroplant U.S., Holdings made a capital contribution of approximately $9.4 million to Primeco. Primeco, in turn, paid on February 26, 1996 $1.0 million to International for financial advisory services related to the purchase of Vibroplant U.S. This capital contribution, plus borrowing from Primeco's Senior Credit Facility, provided funds for the completion of the Vibroplant U.S. purchase.

                                    PART  IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A)  Financial Statements and Schedules:

         (1) Financial Statements: The financial statements listed in the Index under Item 8 are included in this report.

         (2) Schedules: No schedules are included because such information is immaterial, not required or can be derived from the Financial Statements included in Item 8 of this Form 10-K.

(3) Exhibits:

       EXHIBIT
       NUMBER:  DESCRIPTION OF EXHIBITS
       -------  -----------------------
         3.1    Articles of Merger dated December 2, 1994 including the Amended and Restated Articles of Incorporation of Primeco and the Certificate of Designations with respect to the Preferred Stock of Primeco as amended by the Article of Merger filed on February 2, 1996.

         3.2    Amended and Restated Bylaws of Primeco.

         4.1    Form of Indenture between Primeco and Texas Commerce Bank National Association, a trust.
                (Incorporated by reference to Exhibit 4 of Primeco's Registration Statement on Form S-1, originally filed with the SEC on February 27, 1995.)

         10.1   Agreement for Management Advisory, Strategic Planning and Consulting Services dated as of December 1,
                1994 between Investcorp International Inc. and Prime Acquisition Corp.  (Incorporated by reference to
                Exhibit 10(c) of Primeco's Registration Statement on Form S-1,Registration No. 33-87404, originally filed with the SEC on December 15, 1994.)

         10.2   Agreement for Management Advisor, Strategic Planning and Consulting Services dated as of February 26,
                1996 between Investcorp International Inc. and Prime Acquisition Corp.

         10.3   Prime Holding, Inc.  Management Stock Incentive Plan.

         10.4   Credit Agreement dated as of December 1, 1994 among Prime Acquisition Corp., the lenders party thereto,
                Chemical Bank as Administrative Agent, The CIT Group  Business Credit, Inc., as collateral agent, and
                Chemical Securities Inc. and BT Securities Corporation, as arrangers.  (Incorporated by reference to
                Exhibit 10(d) of Primeco's Registration Statement on Form S-1,Registration No. 33-87404, originally filed with the SEC on December 15, 1994.)

         10.5   Amendment No. 1 to Credit Agreement dated as of November 1, 1995 among Primeco Inc. the leaders party thereto, Chemical Bank as Administrative Agent, The CIT Group/Business Credit, Inc. as collateral agent, and Chemical Securities Inc. and BT Securities Corporation as managers.



       EXHIBIT
       NUMBER:  DESCRIPTION OF EXHIBITS
       -------  -----------------------
         10.6   Amendment No. 2 to Credit Agreement dated as of January 10, 1996 among Primeco Inc. the leaders party thereto, Chemical Bank as Administrative Agent, The CIT Group/Business Credit, Inc. as collateral agent, and Chemical Securities Inc. and BT Securities Corporation as managers..

         10.7   Security Agreement dated as of December 1, 1994 between Prime Acquisition Corp. and The CIT Group /
                Business Credit, Inc., as collateral agent.    (Incorporated by reference to Exhibit 10(e) of Primeco's
                Registration Statement on Form S-1, Registration No. 33-87404, originally filed with the SEC on December
                15, 1994.)

         10.8   Interest Rate and Currency Exchange Agreement dated as of March 7, 1990 between Primeco and Salomon
                Brothers Holding Company, Inc., as modified by the Schedule to the Interest Rate and Currency Exchange
                Agreement dated as of March 7, 1990, as supplemented by the Letter Agreement dated March 7, 1990 confirming the swap transaction and as amended by the Letter Agreement dated as of December 1, 1995.
                (Incorporated by reference to Exhibit 10(g) of Primeco's Registration Statement on Form S-1,Registration
                No. 33-87404, originally filed with the SEC on December 15, 1994.)

         10.9   Letter Agreement dated as of December 1, 1994 between Primeco and Chemical Bank confirming a swap transaction.  (Incorporated by reference to Exhibit 10(h) of Primeco's Registration Statement on Form S-
                1,Registration No. 33-87404, originally filed with the SEC on December 15, 1994.)

         10.10  Employment Agreement dated December 2, 1994 between Primeco and Thomas E. Bennett.

         10.11  Employment Agreement dated December 2, 1994 between Primeco and Kevin L. Loughlin.

         10.12  Employment Agreement dated December 2, 1994 between Primeco and Peter A. Post

         10.13  Employment Agreement dated December 2, 1994 between Primeco and Gerald E. Lane.

         10.14  Indemnity Agreement dated as of December 2, 1994 between Primeco and Charles J.  Phillipin.
                (Incorporated by reference to Exhibit 10(k) of Primeco's Registration Statement on Form S-1,Registration
                No. 33-87404, originally filed with the SEC on  December 15, 1994.)



       EXHIBIT
       NUMBER:  DESCRIPTION OF EXHIBITS
       -------  -----------------------
         10.15  Indemnity Agreement dated as of December 2, 1994 between Primeco and Christopher J.  O'Brien.
                (Incorporated by reference to Exhibit 10(l) of Primeco's Registration Statement on Form S-1,Registration
                No. 33-87404, originally filed with the SEC on December 15, 1994.)

         10.16  Indemnity Agreement dated as of December 2, 1994 between Primeco and Thomas E.  Bennett.  (Incorporated by reference to Exhibit 10(m) of Primeco's Registration Statement on Form S-1,Registration No. 33-87404,
                originally filed with the SEC on December 15, 1994.)

         10.17  Indemnity Agreement dated as of December 2, 1994 between Primeco and E. Garrett Bewkes, III.
                (Incorporated by reference to Exhibit 10(i) of Primeco's Registration Statement on Form S-1,Registration
                No. 33-87404, originally filed with the SEC on December 15, 1994.)

         10.18  Indemnity Agreement dated as of December 2, 1994 between Primeco and Robert V. Glaser.  (Incorporated by reference to Exhibit 10(j) of Primeco's Registration Statement on Form S-1,Registration No. 33-87404,
                originally filed with the SEC on  December 15, 1994.)

         10.19  Indemnity Agreement dated as of January 30, 1995 between Primeco and Kevin L. Loughlin.  (Incorporated by reference to Exhibit 10(o) of Primeco's Registration Statement on Form S-1,Registration No. 33-87404,
                originally filed with the SEC on December 15, 1994.)

         10.20  Settlement Agreement and Release, dated as of February 26, 1996, by and among Michael Murnin, Randal
                Shields, Lloyd Glick, Randolph Goss, Thomas Darnell, Chris Fix, Carlos Guff, Cathy Albritton, Vibroplant
                U.S., Inc., and Vibroplant plc.

         10.21  Stock Purchase Agreement by and among Vibroplant plc, Vibroplant Investments, Ltd.  and Primeco Inc.
                dated as of January 9, 1996. (Incorporated by reference to Exhibit 2.1 of Primeco's Current Report on
                Form 8-K, filed with the SEC on 3-12-96.)

         10.22  Closing Supplement to Stock Purchase Agreement by and among Vibroplant plc, Vibroplant Investments, Ltd and Primeco Inc. dated as of February 26, 1996.  (Incorporated by reference to Exhibit 2.2 of Primeco's
                Current Report on Form 8-K, filed with the SEC on 3-12-96).




       EXHIBIT
       NUMBER:  DESCRIPTION OF EXHIBITS
       -------  -----------------------
         10.23  Form of Mortgage from Primeco Inc. to the CI T Group / Business Credit, Inc. pursuant to the Credit
                Agreement dated as of December 1, 1994 and schedule of substantially identical mortgages pursuant to
                Rule 12b-31 of the Exchange Act.

         10.24  Stock Purchase Agreement dated October 2, 1994 between Prime Acquisition Corp. and American Perco, Inc.
                (Incorporated by reference to Exhibit 10(a) of Primeco's Registration Statement on Form S-1,Registration
                No. 33-87404, originally filed with the SEC on December 15, 1994.)

         10.25  Amendment No. 1 to Stock Purchase Agreement dated as of November 28, 1994 between Prime Acquisition
                Corp. and American Perco, Inc.(Incorporated by reference to Exhibit 10(b) of Primeco's Registration
                Statement on Form S-1,Registration No. 33-87404, originally filed with the SEC on December 15, 1994.)

         27     Financial Data Schedule.

    (B)  Reports on Form 8-K:

         No reports on Form 8-K were filed by Primeco during the fourth quarter of 1995.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigne,d thereunto duly authorized.

                                        PRIMECO INC.

                                        By:  /s/ Thomas E. Bennett
                                           -----------------------------------
April 10, 1996                               Thomas E. Bennett
                                             President, Chief Executive Officer
                                             and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                                            TITLE DATE
         ---------                                            ----- ----

        /s/ Thomas E. Bennett                    President, Chief Executive Officer           April  10, 1996
- -------------------------------------------      and Director
         Thomas E. Bennett

       /s/ Brian Fontana                         Executive Vice President,                    April  10, 1996
- -------------------------------------------      Chief Financial Officer and Director
         Brian Fontana

       /s/ Kevin L. Loughlin                     Director of Finance, Treasurer,              April  10, 1996
- -------------------------------------------      Secretary and Director
         Kevin L. Loughlin

       /s/ John D. Latimer                       Controller, Assistant Treasurer              April  10, 1996
- -------------------------------------------      and Assistant Secretary
         John D. Latimer




         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No annual report or proxy material has been or will be sent to the security holder of Primeco.

                        INDEX TO EXHIBITS



       EXHIBIT
       NUMBER:  DESCRIPTION OF EXHIBITS
       -------  -----------------------
         3.1    Articles of Merger dated December 2, 1994 including the Amended and Restated Articles of Incorporation of Primeco and the Certificate of Designations with respect to the Preferred Stock of Primeco as amended by the Article of Merger filed on February 2, 1996.

         3.2    Amended and Restated Bylaws of Primeco.

         10.2   Agreement for Management Advisor, Strategic Planning and Consulting Services dated as of February 26,
                1996 between Investcorp International Inc. and Prime Acquisition Corp.

         10.3   Prime Holding, Inc. Management Stock Incentive Plan.

         10.5   Amendment No. 1 to Credit Agreement dated as of November 1, 1995 among Primeco Inc. the leaders party thereto, Chemical Bank as Administrative Agent, The CIT Group/Business Credit, Inc. as collateral agent, and Chemical Securities Inc. and BT Securities Corporation as managers.

         10.6   Amendment No. 2 to Credit Agreement dated as of January 10, 1996 among Primeco Inc. the leaders party thereto, Chemical Bank as Administrative Agent, The CIT Group/Business Credit, Inc. as collateral agent, and Chemical Securities Inc. and BT Securities Corporation as managers..

         10.10  Employment Agreement dated December 2, 1994 between Primeco and Thomas E. Bennett.

         10.11  Employment Agreement dated December 2, 1994 between Primeco and Kevin L. Loughlin.

         10.12  Employment Agreement dated December 2, 1994 between Primeco and Peter A. Post

         10.13  Employment Agreement dated December 2, 1994 between Primeco and Gerald E. Lane.

         10.20  Settlement Agreement and Release, dated as of February 26, 1996, by and among Michael Murnin, Randal
                Shields, Lloyd Glick, Randolph Goss, Thomas Darnell, Chris Fix, Carlos Guff, Cathy Albritton, Vibroplant
                U.S., Inc., and Vibroplant plc.

         10.23  Form of Mortgage from Primeco Inc. to the CI T Group / Business Credit, Inc. pursuant to the Credit
                Agreement dated as of December 1, 1994 and schedule of substantially identical mortgages pursuant to
                Rule 12b-31 of the Exchange Act.

         27     Financial Data Schedule.
