Form 10-Q
period 1996-03-31
PRIMECO INC
filed 1996-05-15
CIK 934387

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



(Mark One)

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996


                                      OR


        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-87404


                                 PRIMECO INC.


              Texas                                         74-1951774
(State of other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)



                        16225 Park Ten Place, Suite 200
                             Houston, Texas 77084
                   (Address of principal executive offices)


                                (713) 578-5600
             (Registrant's telephone number, including area code)


Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            YES        X             NO
                                                      ---                ---

                                 PRIMECO INC.


Part I.   Financial Information                                                 Page

      Item 1.    Financial Statements (unaudited):

                 Condensed Balance Sheet
                 March 31, 1996 and December 31, 1995                              2

                 Condensed Income Statement
                 For the three months ended March 31, 1996 and 1995                3

                 Condensed Statement of Cash Flows
                 For the three months ended March 31, 1996 and 1995                4

                 Notes to Condensed Financial Statements                           5

      Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                               8


Part II.  Other Information

      Item 6.    Exhibits and Reports on Form 8-K                                 11

Signatures                                                                        12

                                 PRIMECO INC.
                           CONDENSED BALANCE SHEET
                   (In Thousands Except for Share Amounts)
                                 (unaudited)

                                                             March 31     December 31
                                                               1996         1995
                                                            ---------    -----------
    A S S E T S

Cash and cash equivalents. . . . . . . . . . . . . . . .    $     471    $      174
Accounts receivable, net. . . . . . . .  . . . . . . . .       45,709        36,467
Inventories. . . . . . . . . . . . . . . . . . . . . . .       24,409        17,399
Rental equipment, net. . . . . . . . . . . . . . . . . .      243,428       181,798
Property, plant and equipment, net . . . . . . . . . . .       28,354        22,334
Cost in excess of fair value of net assets acquired, net      131,040       115,084
Other assets. . . . . . . . . . . . . . . .  . . . . . .       17,388        17,682
                                                            ---------    -----------
    Total assets . . . . . . . . . . . . . . . . . . . .    $ 490,799    $  390,938
                                                            =========    ===========

    LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable . . . . . . . . . . . . . . . . . . . .    $  20,879    $   14,968
Accrued expenses . . . . . . . . . . . . . . . . . . . .       30,068        27,737
Debt . . . . . . . . . . . . . . . . . . . . . . . . . .      326,500       255,000
Deferred income taxes. . . . . . . . . . . . . . . . . .       29,587        21,897
Other liabilities. . . . . . . . . . . . . . . . . . . .        3,052         1,552
Redeemable convertible preferred stock
    $.01 par value, $2,000 per share
    liquidation value, 5,000 shares
     authorized and outstanding. . . . . . . . . . . . .        9,530         9,150
Common shareholder's equity:
    Common stock, $.01 par value, 10,000
    shares authorized and 5,000 shares
    outstanding. . . . . . . . . . . . . . . . . . . . .            1             1
Additional paid-in capital . . . . . . . . . . . . . . .       77,341        68,336
Accumulated deficit. . . . . . . . . . . . . . . . . . .       (6,159)       (7,703)
                                                            ---------    -----------
    Common shareholder's equity. . . . . . . . . . . . .       71,183        60,634
                                                            ---------    -----------
    Total liabilities and shareholder's equity . . . . .    $ 490,799    $  390,938
                                                            =========    ===========

The accompanying notes are an integral part of the condensed financial statement.

                                 PRIMECO INC.
                       CONDENSED STATEMENT OF OPERATIONS
                                (In Thousands)
                                 (unaudited)

                                                                      For The Three Months
                                                                         Ended March 31
                                                               -----------------------------------
                                                                     1996               1995
                                                               ----------------   ---------------

Revenues:
    Rental revenue  . . . . . . . . . . . . . . . . . . . . .  $         40,461   $        30,564
    New equipment sales . . . . . . . . . . . . . . . . . . .            10,497             7,942
    Rental equipment sales   . . . . . .  . . . . . . . . . .             6,905             6,635
    Parts and merchandise sales. . . . .  . . . . . . . . . .             9,126             7,608
    Service and other income . . . . . .  . . . . . . . . . .             3,941             3,140
                                                               ----------------   ---------------
                                                                         70,930            55,889
                                                               ----------------   ---------------
Cost of Sales:
    Depreciation - rental equipment  . . . . . . . . . . . .              7,904             7,802
    Cost of new equipment sales  . . . . . . . . . . . . . .              8,803             6,692
    Cost of rental equipment sales, net of
       accumulated depreciation  . . . . . . . . . . . . . .              6,604             6,558
    Cost of parts and merchandise sales. . . . . . . . . . .              6,718             5,806
    Direct operating expenses  . . . . . . . . . . . . . . .             17,541            14,187
                                                               ----------------   ---------------
                                                                         47,570            41,045
                                                               ----------------   ---------------
    Gross profit . . . . . . . . . . . . . . . . . . . . . .             23,360            14,844
                                                               ----------------   ---------------

Selling, general and administrative expenses                             10,815             8,602
Depreciation and amortization:
    Noncompete agreements  . . . . . . . . . . . . . . . . .                  0               375
    Cost in excess of fair value of assets acquired                         774               737
    Property, plant and equipment . . . .. . . . . . . . . .                687               574
Interest expense, net of interest income                                  8,089             6,705
                                                               ----------------   ---------------
                                                                         20,365            16,993
                                                               ----------------   ---------------
    Income(loss) before income taxes and extraordinary
       item  . . . . . . . . . . . . . . . . . . . . . . . .              2,995            (2,149)
Income tax expense (benefit). . . . . . . . . . . . . . . . .             1,451              (505)
                                                               ----------------   ---------------
    Net income(loss) before extraordinary item                            1,544            (1,644)
Extraordinary loss . . . . . . . . . . . . . . . . . . . . .                  0            (1,268)
                                                               ----------------   ---------------
Net income(loss) . . . . . . . . . . . . . . . . . . . . . .              1,544            (2,912)

Dividend requirement and accretion on redeemable
    preferred stock. . . . . . . . . . . . . . . . . . . . .                381               377
                                                               ----------------   ---------------
Net income(loss) applicable to common shareholder. . . . . .   $          1,163  $         (3,289)
                                                               ================   ===============

The accompanying notes are an integral part of the condensed financial statement.

                                 PRIMECO INC.
                      CONDENSED STATEMENT OF CASH FLOWS
                                (In Thousands)
                                 (unaudited)

                                                                          For The Three Months End March 31,
                                                                          ----------------------------------
                                                                               1996                  1995
                                                                          ---------------      -------------
Operating Activities:
Net income(loss) . . . . . . . . . . . . . . . . . . . . . . . . . .      $         1,544        $   ($2,912)
    Adjustments to reconcile net (loss)income to net cash
       (used in)provided by operating activities:
        Depreciation and amortization. . . . . . . . . . . . . . . .                9,365              9,488
        Deferred income tax provision. . . . . . . . . . . . . . . .                  396               (386)
        Net (gain)loss on sale of rental equipment and
           property, plant and equipment . . . . . . . . . . . . . .                 (158)                35
        Extraordinary loss. . . . . . .  . . . . . . . . . . . . . .                    0              1,268
    Effect of changes in operating assets and liabilities,
        net of effects from purchase of AHL Inc.:
        Decrease (increase) in accounts receivable . . . . . . . . .               (2,511)               292
        Increase in inventories. . . . . . . . . . . . . . . . . . .               (3,661)            (1,869)
        (Increase)decrease in other assets . . . . . . . . . . . . .                  675             (3,388)
        Increase(decrease) in accounts payable, accrued
           expense, and other liabilities  . . . . . . . . . . . . .                3,893             (7,222)
                                                                          ---------------      -------------
        Net cash (used in)provided by operating activities . . . . .                9,543             (4,694)
                                                                          ---------------      -------------
Investing Activities:
    Additions to rental equipment  . . . . . . . . . . . . . . . . .              (29,482)           (23,066)
    Additions to property, plant and equipment . . . . . . . . . . .               (1,071)              (538)
    Payments of acquisition costs  . . . . . . . . . . . . . . . . .                    0                (57)
    Purchase of AHL Inc. net of cash acquired  . . . . . . . . . . .              (66,503)                 0
    Proceeds from sales of rental equipment . .  . . . . . . . . . .                6,881              6,580
    Proceeds from disposal of property, plant and equipment. . . . .                   29                 35
                                                                          ---------------      -------------
Net cash used in investing activities. . . . . . . . . . . . . . . .              (90,146)           (17,046)
                                                                          ---------------      -------------
Financing Activities:
    Net (payments)proceeds from revolving line of credit . . . . . .               71,500            (10,000)
    Payment of Subordinated Loan Facility  . . . . . . . . . . . . .                    0            (75,000)
    Proceeds from issuance of Senior Subordinated Debt . . . . . . .                    0            100,000
    Proceeds from Capital Contribution.. . . . . . . . . . . . . . .                9,400                  0
    Payment of financing costs . . . . . . . . . . . . . . . . . . .                    0             (3,618)
                                                                          ---------------      -------------
        Net cash provided by financing activities  . . . . . . . . .               80,900             11,382
                                                                          ---------------      -------------

        Net increase (decrease) in cash and cash equivalents . . . .                  297            (10,358)
        Cash and cash equivalents at beginning of period . . . . . .                  174             12,090
                                                                          ---------------      -------------
        Cash and cash equivalents at end of period . . . . . . . . .      $           471    $         1,732
                                                                          ---------------      -------------

The accompanying notes are an integral part of the condensed financial statement.

                                 PRIMECO INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (unaudited)

1.    Basis of Presentation

      The accompanying financial statements of Primeco Inc. ("Primeco") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. During interim periods, Primeco follows the accounting policies set forth in its Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of Primeco's financial condition, operating results and cash flows for the interim periods presented have been included. Operating results and cash flows for the quarter are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

      On February 26, 1996, Primeco acquired Vibroplant U.S. (also known as American Hi-Lift Corporation), a company specializing in renting and selling aerial lift equipment. The purchase price of Vibroplant U.S. Inc. was cash of approximately $66.5 million. The Acquisition was accounted for under the purchase method of accounting; accordingly, the total purchase price was allocated to net assets based on estimated fair values. The results of Vibroplant U.S., Inc.'s operations have been included in the financial statements commencing February 26, 1996. In conjunction with this transaction, certain existing stockholders of Holdings invested in additional common equity of Holdings. Holdings then made a capital contribution of approximately $9.4 million to Primeco. Primeco used these funds, as well as approximately
$57 million borrowings under its Senior Credit Facility, to fund the transaction. The purchase price was allocated as follows: Current Assets $14.2 million; Rental Equipment $51.5 million; Other Assets $.5 million; Goodwill $16.3 million; Current Liabilities $9.4 million; Deferred Tax $6.6 million; Debt $57.1 million and Additional Paid-in Capital $9.4 million.

                                 PRIMECO INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Continued)


      The following unaudited pro forma statements of operations presents the results of operations for the three month periods ended March 31, 1996 and 1995 as though the controlling ownership of Vibroplant U.S., Inc. ("American Hi-Lift") had been acquired on January 1, 1996 and 1995, and assumes that there were no other changes in the operations of Primeco. The pro forma results are not necessarily indicative of the financial results that might have occurred had the transaction included in the pro forma statements actually taken place on January 1, 1996 and 1995, or of future results of operations.

                                                          (in thousands)
                                                      Pro Forma For      Pro Forma For
                                                      Three Months        Three Months
                                                         Ended                Ended
                                                       March 31,            March 31,
                                                         1996                 1995
                                                      ------------        ------------
Revenues . . . . . . . . . . . . . . . . . . . . .    $    79,418         $    68,860
Net Income(loss) . . . . . . . . . . . . . . . . .          1,764              (2,572)
                                                      ------------        ------------
Net income(loss) applicable to common shareholder     $     1,383         $    (2,949)
                                                      ============        ============

3.    Debt

      On March 6, 1995 Primeco issued $100,000,000 of 12.75% Senior Subordinated Notes due March 1, 2005, the proceeds of which were used primarily to retire the Subordinated Loan Facility acquired at the Acquisition. The write-off of debt issuance costs related to the Subordinated Facility of $2,062,000, net of income tax benefits of $794,000, has been reflected as an extraordinary loss on the Statement of Operations. With the acquisition of American Hi-Lift in 1996, Primeco increased its outstanding debt by approximately $57 million. Bank borrowing includes $124 million of Term Debt and $102.5 million of Revolving Debt.

Maturities of debt under the bank credit agreement and the Senior Subordinated Notes are as follows as of March 31, 1996 (in thousands):

                                                           Senior Subordinated
      March 31,                           Bank Borrowing           Notes
      --------                            --------------     --------------
      1996.............................    $    1,000              --
      1997.............................         1,000              --
      1998.............................        12,000              --
      1999.............................       137,500              --
      2000 and thereafter..............        75,000           $100,000
                                             --------           --------
                                             $226,500           $100,000
                                             ========           ========

                                 PRIMECO INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Continued)


4.    Income Taxes

      The differences between the statutory federal income tax rate on income
(loss) before income taxes and extraordinary item, and Primeco's effective income tax rate relate primarily to the amortization of cost in excess of fair value acquired. In connection with the Acquisition of Vibroplant U.S., Primeco recorded deferred taxes of $6.6 million.

                                 PRIMECO INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

Acquisition of American Hi-Lift Corporation

      On February 26, 1996, Primeco acquired American Hi-Lift Corporation, a company specializing in renting and selling aerial lift equipment. The purchase price of American Hi-Lift Corporation was cash of approximately $66.5 million. The Acquisition was accounted for under the purchase method of accounting; accordingly, the financial statements as of the three months period ended March 31, 1996, are not comparable to the prior period (see Footnote 2 of the financial statements included in this Form 10-Q and Form 8-K filed with the Securities and Exchange Commission on March 12, 1996 for a complete discussion of this acquisition).

Results of Operations

      The following discussion compares the three months ended March 31, 1996 to the three months ended March 31, 1995.

      Total Revenues for the three months ended March 31, 1996 increased 26.9% to $70.9 million, when compared to revenues of $55.9 million for the same period for the prior year. This increase is primarily a result of higher rental revenues and an increase in the sale of new equipment, parts and merchandise and the American Hi-Lift Acquisition.

      Rental Revenue for the three months ended March 31, 1996 increased 32.4% to $40.5 million, when compared with the corresponding prior period rental revenues of $30.6 million. This increase is the result of continued improvement in economic conditions, an increase in the average amount of equipment available for rental and continued high utilization of rental equipment, plus the addition of equipment and rental yards associated with the American Hi-Lift Acquisition.

      New Equipment Sales for the three months ended March 31, 1996 increased 32.2% to $10.5 million, when compared with the corresponding prior period sales of $7.9 million. This increase is due primarily to improved general economic conditions and increases associated with the American Hi-Lift Acquisition.

      Rental Equipment Sales for the three months ended March 31, 1996 increased 4.1% to $6.9 million, when compared with the corresponding prior period sales of $6.6 million, primarily due to a continued strong demand for used rental equipment.

      Parts and Merchandise Sales for the three months ended March 31, 1996 increased 20.0% to $9.1 million, when compared with the corresponding prior period sales of $7.6 million. This increase correlates to the higher rental revenues and sales of new and used rental equipment.

                                 PRIMECO INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS - (Continued)

     Service and Other Income for the three months ended March 31, 1996 increased 25.5% to $3.9 million when compared with the corresponding prior period sales of $3.1 million. This increase relates to the increased rental revenue.

      Gross Profit for the three months ended March 31, 1996 increased 57.4% to $23.4 million, when compared with the corresponding prior period gross profit of $14.8 million. The increase in gross profit is the result of increased revenues, as previously discussed, with the most significant component being the $9.9 million increase in rental revenue. Gross Profit was also impacted by direct operating expenses which increased by $3.4 million, or 23.6%, to $17.5 million for the prior period expense level of $14.2 million, however this increase was less than the revenue growth rate.

      Selling, General and Administrative Expenses for the three months ended March 31, 1996 increased 25.7% to $10.8 million, when compared with the corresponding prior period expenses of $8.6 million. The increase reflects higher sales commissions due to increased rental and sales revenue and expenses associated with the inclusion of the American Hi-Lift Acquisition into Primeco's operations.

      Interest expense (net of interest income) for the three months ended March 31, 1996 increased 20.6% to $8.1 million, when compared with the corresponding prior period interest expense of $6.7 million. The increase primarily reflects higher borrowings outstanding. Primeco's indebtedness, as of March 31, 1996, totaled $326.5 million, compared to $240 million as of March 31, 1995, primarily due to the American Hi-Lift Acquisition on February 26, 1996 and borrowings to fund capital expenditures.

Liquidity and Capital Resources

      Cash provided from operating activities totaled $9.5 million
(net of the effects from the purchase of American Hi-Lift) during the period ending March 31, 1996, compared to cash used of $4.7 million for the period ending March 31, 1995. During the current period, cash flow from operations was higher than net income primarily as a result of adjustments to net income for non-cash expenses, such as, depreciation and amortization, as well as an increase in accounts payable, accrued liabilities and other liabilities.
Netted against these positive adjustments were increases in accounts receivables and payments associated with increased inventories.

      Primeco's primary capital requirements were for the $66.5 million purchase of American Hi-Lift and the purchase of rental equipment to expand its business and to replace rental equipment sold. The total purchases of rental equipment were $29.5 million compared to $23.1 million for the corresponding period for the prior year. Primeco continually evaluates the equipment in its rental fleet and periodically sells used equipment based on that evaluation. Proceeds from the sale of used rental equipment totaled $6.9 million for the three month period ended March 31, 1996 compared to $6.6 million for the corresponding prior year period.

                                 PRIMECO INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS - (Continued)

      Primeco believes that its cash flows from operating activities, proceeds from the sale of used rental equipment and its borrowing capacity under the revolving credit facility, (as of March 31, 1996 Primeco has $65 million availability under its $175 million Revolving Credit Facility) will be sufficient to finance the operations and anticipated capital expenditures through 1996.

                                 PRIMECO INC.


PART II.            OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits

                 (None)

          (b)    Reports on Form 8-K

                 On March 12, 1996, Primeco filed a Current Report on Form 8-K, pursuant to Items 2 and 7 thereof, regarding its acquisition of the capital stock of Vibroplant U.S., Inc. (also known as American Hi-Lift). On May 13, 1996, Primeco filed the audited financial statements and the pro forma financial information in connection with the American Hi-Lift acquisition required by Items 7(a) and (b) of Form 8-K under the cover of a Form 8-K/A.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




         PRIMECO  INC.


                                              /s/ Brian Fontana
May     , 1996
                                              Brian Fontana
                                              (Executive Vice President, Chief
                                               Financial Officer)






                                              /s/ John D. Latimer

                                              John D. Latimer
                                              (Controller)

            EXHIBIT  INDEX



    27  --  Financial Data Schedule