Form 10-Q
period 1996-06-30
PRIMECO INC
filed 1996-08-13
CIK 934387

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



     (Mark One)

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-87404

                                  PRIMECO INC.


             Texas                                            74-1951774
- -------------------------------                            -----------------
(State of other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

                        16225 Park Ten Place, Suite 200
                             Houston, Texas  77084
                    ----------------------------------------
                    (Address of principal executive offices)

                                (713)  578-5600
                    ----------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         YES   X           NO
                                             -----            ------

As of August 13, 1996, 5,000 shares of Common Stock of Primeco Inc. and 5,000 shares of Series A Cumulative Convertible Preferred Stock are outstanding.

                                  PRIMECO INC.


Part I.   Financial Information                                           Page
     Item 1.  Financial Statements (unaudited):

                Condensed Balance Sheet
                June 30, 1996 and December 31, 1995                       3

                Condensed Statement of Operations
                For the three month and six month periods
                ended June 30, 1996 and 1995                              4

                Condensed Statement of Cash Flows
                For the six months ended June 30, 1996 and 1995           5

                Notes to Condensed Financial Statements                   6

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       9


Part II.  Other Information

     Item 5.    Rider 1                                                   13

     Item 6.    Exhibits and Reports on Form 8-K                          13

Signatures                                                                16





                                     ~ 2 ~

                                  PRIMECO INC.

                            CONDENSED BALANCE SHEET
                    (In Thousands Except for Share Amounts)
                                  (unaudited)


                                                                      June 30      December 31
                                                                       1996           1995
                                                                    ----------    ------------
          A S S E T S

Cash and cash equivalents .......................................   $      104    $        174
Accounts receivable, net ........................................       46,305          36,467
Inventories .....................................................       23,376          17,399
Rental equipment, net ...........................................      246,412         181,798
Property, plant and equipment, net ..............................       28,929          22,334
Cost in excess of fair value of net assets acquired, net ........      130,301         115,084
Other assets ....................................................       17,556          17,682
                                                                    ----------    ------------
          Total assets ..........................................   $  492,983    $    390,938
                                                                    ==========    ============


          LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable ................................................   $    8,330    $     14,968
Accrued expenses ................................................       28,971          27,737
Debt ............................................................      334,000         255,000
Deferred income taxes ...........................................       30,446          21,897
Other liabilities ...............................................        9,041           1,552
Redeemable convertible preferred stock $.01 par value,
          $2,000 per share liquidation value, 5,000 shares
          authorized and outstanding ............................        9,202           9,150
Common shareholder's equity:
          Common stock, $.01 par value, 10,000 shares
          authorized and 5,000 shares outstanding ...............            1               1
Additional paid-in capital ......................................       76,936          68,336
Accumulated deficit .............................................       (3,944)         (7,703)
                                                                    ----------    ------------
          Common shareholder's equity ...........................       72,993          60,634
                                                                    ----------    ------------
          Total liabilities and shareholder's equity ............   $  492,983    $    390,938
                                                                    ==========    ============

    The accompanying notes are an integral part of the condensed financial statements.





                                     ~ 3 ~

                                  PRIMECO INC.

                       CONDENSED  STATEMENT OF OPERATIONS
                                 (In Thousands)
                                  (unaudited)



                                                                            For The                    For The
                                                                      Three Months Ended           Six Months Ended
                                                                            June 30                    June 30
                                                                    -----------------------    -----------------------
                                                                       1996         1995          1996         1995
                                                                    ----------   ----------    ----------   ----------

Revenues:
          Rental revenue ........................................   $   47,217   $   33,634    $   87,678   $   64,198
          New equipment sales ...................................       10,806        8,374        21,303       16,316
          Rental equipment sales ................................       10,243        5,668        17,148       12,303
          Parts and merchandise sales ...........................        9,604        8,349        18,730       15,957
          Service and other income ..............................        4,656        3,446         8,597        6,586
                                                                    ----------   ----------    ----------   ----------
                                                                        82,526       59,471       153,456      115,360
                                                                    ----------   ----------    ----------   ----------
Cost of Sales:
          Depreciation - rental equipment .......................       10,193        8,006        18,097       15,808
          Cost of new equipment sales ...........................        9,064        6,992        17,867       13,684
          Cost of rental equipment sales, net of
             accumulated depreciation ...........................        7,611        5,661        14,215       12,219
          Cost of parts and merchandise sales ...................        6,904        6,370        13,622       12,176
          Direct operating expenses .............................       21,182       14,881        38,723       29,068
                                                                    ----------   ----------    ----------   ----------
                                                                        54,954       41,910       102,524       82,955
                                                                    ----------   ----------    ----------   ----------
          Gross profit ..........................................       27,572       17,561        50,932       32,405
                                                                    ----------   ----------    ----------   ----------

Selling, general and administrative expenses ....................       12,344        8,657        23,159       17,259
Depreciation and amortization:
          Noncompete agreements .................................            0          375             0          750
          Cost in excess of fair value of assets acquired .......          844          739         1,618        1,476
          Property, plant and equipment .........................          870          580         1,557        1,154
Interest expense, net of interest income ........................        9,385        7,344        17,474       14,049
                                                                    ----------   ----------    ----------   ----------
                                                                        23,443       17,695        43,808       34,688
                                                                    ----------   ----------    ----------   ----------
          Income(loss) before income taxes and extraordinary
             item ...............................................        4,129         (134)        7,124       (2,283)
Income tax expense(benefit) .....................................        1,914          195         3,365         (310)
                                                                    ----------   ----------    ----------   ----------
          Net income(loss) before extraordinary item ............        2,215         (329)        3,759       (1,973)
Extraordinary loss ..............................................            0            0             0       (1,268)
                                                                    ----------   ----------    ----------   ----------
Net income(loss) ................................................        2,215         (329)        3,759       (3,241)

Dividend requirement and accretion on redeemable
          preferred stock .......................................          380          381           761          758
                                                                    ----------   ----------    ----------   ----------
Net income(loss) applicable to common shareholder ...............   $    1,835   $     (710)   $    2,998   $   (3,999)
                                                                    ==========   ==========    ==========   ==========


    The accompanying notes are an integral part of the condensed financial statements.





                                     ~ 4 ~

                                  PRIMECO INC.

                       CONDENSED  STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                  (unaudited)

                                                                                  For The
                                                                             Six Months Ended
                                                                                 June 30,
                                                                         ------------------------
                                                                            1996          1995
                                                                         ----------    ----------
OPERATING ACTIVITIES:
Net income(loss) .....................................................   $    3,759    $   (3,241)
          Adjustments to reconcile net (loss)income to net cash
             provided by operating activities:
                   Depreciation and amortization .....................       21,272        19,188
                   Deferred income tax provision .....................        1,255          (310)
                   Net (gain)loss on sale of rental equipment and
                      property, plant and equipment ..................       (2,568)          212
                   Extraordinary loss ................................            0         1,268
          Effect of changes in operating assets and liabilities,
              net of effects from purchase of AHL Inc.:
                   Increase in accounts receivable ...................       (3,962)       (1,737)
                   Increase in inventories ...........................       (2,628)       (4,969)
                   (Increase)decrease in other assets ................          481        (2,378)
                   Increase(decrease) in accounts payable, accrued
                      expense, and other liabilities .................       (2,909)        2,710
                                                                         ----------    ----------
                   Net cash provided by operating activities .........       14,700        10,743
                                                                         ----------    ----------
INVESTING ACTIVITIES:
          Additions to rental equipment ..............................      (50,513)      (47,978)
          Additions to property, plant and equipment .................       (2,449)       (1,230)
          Payments of acquisition costs ..............................         (105)         (325)
          Purchase of AHL Inc. net of cash acquired ..................      (66,503)            0
          Proceeds from sales of rental equipment ....................       17,045        12,210
          Proceeds from disposal of property, plant and equipment ....           63            63
                                                                         ----------    ----------
                   Net cash used in investing activities .............     (102,462)      (37,260)
                                                                         ----------    ----------
FINANCING ACTIVITIES:
          Net (payments)proceeds from revolving line of credit .......       79,500        (4,000)
          Payment of Subordinated Loan Facility ......................         (500)      (75,500)
          Proceeds from issuance of Senior Subordinated Debt .........            0       100,000
          Proceeds from Capital Contribution .........................        9,400             0
          Payment of financing costs .................................            0        (3,906)
          Payment of Dividend on Preferred Stock .....................         (708)         (637)
                                                                         ----------    ----------
                   Net cash provided by financing activities .........       87,692        15,957
                                                                         ----------    ----------

                   Decrease in cash and cash equivalents .............          (70)      (10,560)
                   Cash and cash equivalents at beginning of period ..          174        12,090
                                                                         ----------    ----------
                   Cash and cash equivalents at end of period ........   $      104    $    1,530
                                                                         ==========    ==========


    The accompanying notes are an integral part of the condensed financial statements.





                                     ~ 5 ~

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


2.   The Company

     The financial statements are the accounts of Primeco, a wholly-owned subsidiary of Prime Holding, Inc. ("Holdings"). On December 2, 1994, Holdings acquired Primeco (the "Acquisition") from a subsidiary of Artemis S.A. through Holdings' subsidiary Prime Acquisition Corp. ("PAC"). Immediately following the completion of the Acquisition, PAC merged into Primeco, as a result of which Primeco became a wholly-owned subsidiary of Holdings.

     On February 26, 1996, Primeco acquired Vibroplant U.S., Inc. (known as American Hi-Lift Corporation), a company specializing in renting and selling aerial lift equipment. The purchase price of Vibroplant U.S., Inc. was cash of approximately $66.5 million. The Acquisition was accounted for under the purchase method of accounting; accordingly, the total purchase price was allocated to net assets based on estimated fair values. The results of Vibroplant U.S., Inc.'s operations have been included in the financial statements commencing February 26, 1996. In conjunction with this transaction, certain existing stockholders of Holdings invested in additional common equity of Holdings. Holdings then made a capital contribution of approximately $9.4 million to Primeco. Primeco used these funds, as well as approximately $57 million borrowings under its Senior Credit Facility, to fund the transaction. The purchase price was allocated as follows: Current Assets $14.2 million; Rental Equipment $51.5 million; Other Assets $.5 million; Goodwill $16.3 million; Current Liabilities $9.4 million; Deferred Tax $6.6 million; Debt $57.1 million and Additional Paid-in Capital $9.4 million.





                                     ~ 6 ~

                                  PRIMECO INC.

                    NOTES TO CONDENSED  FINANCIAL STATEMENTS
                                  (Continued)

     The following unaudited pro forma statement of operations presents the results of operations for the six month periods ended June 30, 1996 and 1995 as though the controlling ownership of American Hi-Lift had been acquired on January 1, 1995, and assumes that there were no other changes in the operations of Primeco. The pro forma results are not necessarily indicative of the financial results that might have occurred had the transaction included in the pro forma statements actually taken place on January 1, 1995, or of future results of operations.

                                                               (in thousands)
                                                               Pro Forma For
                                                           Six Months Ended June
                                                          -----------------------
                                                             1996         1995
                                                          ----------   ----------

Revenues ..............................................   $  162,340   $  141,511
                                                          ----------   ----------
Net income(loss) ......................................        3,979       (2,097)
                                                          ----------   ----------

Net income(loss) applicable to common shareholder .....   $    3,218   $   (2,855)
                                                          ==========   ==========



3.   Debt

     On March 6, 1995 Primeco issued $100,000,000 of 12.75% Senior Subordinated Notes due March 1, 2005, the proceeds of which were used primarily to retire the Subordinated Loan Facility acquired at the Acquisition. The write-off of debt issuance costs related to the Subordinated Facility of $2,062,000, net of income tax benefits of $794,000, has been reflected as an extraordinary loss on the Statement of Operations. With the acquisition of American Hi-Lift in 1996, Primeco increased its outstanding debt by approximately $57 million. Bank borrowing, as of June 30, 1996, includes $123.5 million of Term Debt and $110.5 million of Revolving Debt.

Maturities of debt under the bank credit agreement and the Senior Subordinated Notes are as follows as of June 30, 1996 (in thousands):

                                                           Senior Subordinated
     June 30,                           Bank Borrowing             Notes
     -------                            --------------     --------------------
     1996 ...........................      $    500                  --
     1997 ...........................         1,000                  --
     1998 ...........................        12,000                  --
     1999 ...........................       145,500                  --
     2000 and thereafter ............        75,000              $100,000
                                           --------              --------
                                           $234,000              $100,000
                                           ========              ========





                                     ~ 7 ~

                                  PRIMECO INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Continued)


4.   Income Taxes

     The differences between the statutory federal income tax rate on income
(loss) before income taxes and extraordinary item, and Primeco's effective income tax rate relate primarily to the amortization of cost in excess of fair value acquired. In connection with the Acquisition of Vibroplant U.S., Inc. Primeco recorded an increase to deferred taxes of $6.6 million.

5.   Subsequent Events

     On July 29, 1996, pursuant to an Asset Purchase and Sale Agreement dated as of May 13, 1996, as amended and supplemented by the Amendment and Supplement to Asset Purchase and Sale Agreement, dated as of July 29, 1996 (together, the "Purchase Agreement"), by and between Primeco and Alpine Equipment Rentals & Supply Company, Inc., a Washington Corporation ("Alpine"), Primeco completed the purchase of substantially all of the assets of Alpine

     Primeco paid a purchase price of $11,015,000 for such assets, and also paid $350,000 in respect of covenants not to compete for two senior executives of Alpine. The amount of consideration paid by Primeco was determined by arms-length negotiations with Alpine.

     Alpine operated 6 rental locations in the State of Washington. Alpine, which rented and sold a varied line of equipment to industrial and commercial customers in its markets, had gross revenues of $10.8 million in the year ended December 31, 1995. Primeco will continue to use the assets of Alpine in its equipment rental and sales business.

     Primeco used general working capital and borrowings under its revolving credit facility, for which Chase Bank (formerly Chemical Bank) acts as agent, to fund the transaction. Other than pursuant to the Purchase Agreement, none of Primeco, its affiliates, officers, directors or associates of such officers or directors has any material relationship with Alpine.




                                     ~ 8 ~

                                  PRIMECO INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Acquisition of American Hi-Lift Corporation

     On February 26, 1996, Primeco acquired American Hi-Lift Corporation, a company specializing in renting and selling aerial lift equipment. The purchase price of American Hi-Lift Corporation was cash of approximately $66.5 million. The Acquisition was accounted for under the purchase method of accounting; accordingly, the financial statements as of and for the three months and six months ended June 30, 1996, are not comparable to the prior period (see Footnote 2 of the financial statements included in this Form 10-Q and Form 8-K filed with the Securities and Exchange Commission on March 12, 1996 for a complete discussion of this Acquisition).

Results of Operations

     This discussion and analysis compares the results of operations of Primeco during the current three month and six month periods with the operating results of operations during the corresponding period in the prior year.

Three Month Period Ended June 30, 1996 Compared With The Three Month Period Ended June 30, 1995

     Total Revenues for the three months ended June 30, 1996 increased 38.8% to $82.5 million, when compared to revenues of $59.5 million for the same period for the prior year. This increase is primarily a result of higher rental revenues, an increase in the sale of new equipment, parts and merchandise and the American Hi-Lift Acquisition.

     Rental Revenue for the three months ended June 30, 1996 increased 40.4% to $47.2 million, when compared with the corresponding prior period rental revenues of $33.6 million. This increase is the result of continued improvement in economic conditions, an increase in the average amount of equipment available for rental and continued strong utilization of rental equipment, plus the addition of equipment and rental yards associated with the American Hi-Lift Acquisition.

     New Equipment Sales for the three months ended June 30, 1996 increased 29.0% to $10.8 million, when compared with the corresponding prior period sales of $8.4 million. This increase is due primarily to improved general economic conditions and increases associated with the American Hi-Lift Acquisition.

     Rental Equipment Sales for the three months ended June 30, 1996 increased 80.7% to $10.2 million, when compared with the corresponding prior period sales of $5.7 million, primarily due to a continued strong demand for used rental equipment and Primeco's efforts to dispose of older equipment acquired with American Hi-Lift.





                                     ~ 9 ~

                                  PRIMECO INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (Continued)

     Parts and Merchandise Sales for the three months ended June 30, 1996 increased 15.0% to $9.6 million, when compared with the corresponding prior period sales of $8.3 million. This increase correlates to the higher rental revenues and sales of new and used rental equipment.

     Service and Other Income for the three months ended June 30, 1996 increased 35.1% to $4.6 million when compared with the corresponding prior period sales of $3.4 million. This increase relates to the increased rental revenue.

     Gross Profit for the three months ended June 30, 1996 increased 57.0% to $27.6 million, when compared with the corresponding prior period gross profit of $17.6 million. The increase in gross profit is the result of increased revenues, as previously discussed, with the most significant component being the $13.6 million increase in rental revenue. Gross Profit was also impacted by direct operating expenses which increased by $6.3 million, or 42.3%, to $21.2 million from the prior period expense level of $14.9 million, and reflects increased expense associated with the American Hi-Lift Acquisition.

     Selling, General and Administrative Expenses for the three months ended June 30, 1996 increased 42.6% to $12.3 million, when compared with the corresponding prior period expenses of $8.7 million. The increase reflects higher sales commissions due to increased rental and sales revenue and expenses associated with the inclusion of the American Hi-Lift Acquisition into Primeco's operations.

     Interest expense (net of interest income) for the three months ended June 30, 1996 increased 27.8% to $9.4 million, when compared with the corresponding prior period interest expense of $7.3 million. The increase primarily reflects higher borrowing outstanding. Primeco's indebtedness, as of June 30, 1996, totaled $334.0 million, compared to $245.5 million as of June 30, 1995, primarily due to the American Hi-Lift Acquisition on February 26, 1996 and borrowing to fund capital expenditures.

Six Month Period Ended June 30, 1996 Compared With The Six Month Period Ended June 30, 1995

     Total Revenues for the six months ended June 30, 1996 increased 33.0% to $153.5 million, when compared to revenues of $115.4 million for the same period in the prior year. The increase was primarily the result of increased rental revenues, but, it also reflects increases in all of Primeco's revenue components as well as the acquisition of American Hi-Lift.

     Rental Revenues for the six months ended June 30, 1996 increased 36.6% to $87.7 million, when compared with the corresponding prior period rentals of $64.2 million. These results reflect a large rental equipment fleet base, strong equipment utilization and the addition of yards associated with the American Hi-Lift Acquisition.





                                     ~ 10 ~

                                  PRIMECO INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (Continued)

     New Equipment Sales for the six months ended June 30, 1996 increased 30.6% to $21.3 million, when compared with the corresponding prior period sales of $16.3 million. The increase is due to strong general economic conditions, increased demand for equipment as well as sales associated with the American Hi-Lift Acquisition yards.

     Rental Equipment Sales for the six months ended June 30, 1996 increased 39.4% to $17.1 million, when compared with the corresponding prior period sales of $12.3 million, resulting, primarily, from continued strong demand for used rental equipment and Primeco's efforts to dispose of older equipment purchased with the American Hi-Lift Acquisition.

     Parts and Merchandise Sales for the six months ended June 30, 1996 increased 17.4% to $18.7 million, when compared with the corresponding prior period sales of $16.0 million. This increase correlates with the higher rental revenues and sales of new and used rental equipment.

     Service and Other Income for the six months ended June 30, 1996 increased 30.5% to $8.6 million when compared with the corresponding prior period sales of $6.6 million. This increase relates to the increase in rental revenue.

     Gross Profit for the six months ended June 30, 1996 increased 57.2% to $50.9 million, when compared with the corresponding prior period gross profit of $32.4 million. The increase is the result of increased revenues as previously discussed with the most significant component being the $23.4 million increase in rental revenue. Gross Profit was also impacted by direct operating expenses, which increased by 33.2% to $38.7 million, when compared to the prior period expense level of $29.1 million. This increase primarily reflects increased expenses associated with the American Hi-Lift Acquisition.

     Selling, General and Administrative Expenses for the six months ended June 30, 1996 increased 34.2% to $23.2 million, when compared to the prior period expenses of $17.3 million. The increase reflects higher sales commissions due to increased rental and sales revenue and expenses associated with the inclusion of the American Hi-Lift Acquisition into Primeco's operations.

     Interest Expense (net of interest income) for the six months ended June 30, 1996 increased 24.4% to $17.5 million, when compared with the corresponding prior period interest expense of $14.0 million. The increase reflects higher borrowings outstanding. Primeco's indebtedness, as of June 30, 1996, totaled $334.0 million, compared to $245.5 million as of June 30, 1995. This increase is due primarily to the American Hi-Lift Acquisition on February 26, 1996 and borrowings to fund capital expenditures.





                                     ~ 11 ~

                                  PRIMECO INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (Continued)

Liquidity and Capital Resources

     Cash provided from operating activities totaled $14.7 million (net of the effects from the purchase of American Hi- Lift) during the period ending June 30, 1996, compared to cash provided of $10.7 million for the period ending June 30, 1995. During the current period, cash flow from operations was higher than net income primarily as a result of adjustments to net income for non-cash expenses, such as depreciation and amortization. Netted against these positive adjustments were increases in accounts receivables and payments associated with increased inventories and decreases in accounts payable and accrued liability.

     Primeco's primary capital requirements were for the $66.5 million purchase of American Hi-Lift and the purchase of rental equipment to expand its business and to replace rental equipment sold. The total purchases of rental equipment were $50.5 million compared to $48.0 million for the corresponding period for the prior year. Primeco continually evaluates the equipment in its rental fleet and periodically sells used equipment based on that evaluation. Proceeds from the sale of used rental equipment totaled $17.0 million for the three month period ended June 30, 1996 compared to $12.2 million for the corresponding prior year period.

     Primeco's management believes that its cash flows from operating activities, proceeds from the sale of used rental equipment and its borrowing capacity under the revolving credit facility, (as of June 30, 1996 Primeco has $57 million availability under its $175 million Revolving Credit Facility) will be sufficient to finance its operations and anticipated capital expenditures through 1996.

     Statements regarding sufficiency of capital resources in the preceding paragraph are "forward looking statements" made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Changes in general economic conditions, changes in results of operations and other factors could increase Primeco's need for capital resources beyond what is currently available. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in Primeco's other filings with the Securities and Exchange Commission.





                                     ~ 12 ~

                                  PRIMECO INC.

PART II.  OTHER INFORMATION

Item 5.

     On July 29, 1996, pursuant to an Asset Purchase and Sale Agreement dated as of May 13, 1996, as amended and supplemented by the Amendment and Supplement to Asset Purchase and Sale Agreement, dated as of July 29, 1996 (together, the "Purchase Agreement"), by and between Primeco and Alpine Equipment Rentals & Supply Company, Inc., a Washington corporation ("Alpine"), Primeco completed the purchase of substantially all of the assets of Alpine.

     Primeco paid a purchase price of $11,015,000 for such assets, and also paid $350,000 in respect of covenants not to compete for two senior executives of Alpine. The amount of consideration paid by Primeco was determined by arms-length negotiations with Alpine.

     Alpine operated 6 rental locations in the State of Washington. Alpine, which rented and sold a varied line of equipment to industrial and commercial customers in its markets, had gross revenues of $10.8 million in the year ended December 31, 1995. Primeco will continue to use the assets of Alpine in its equipment rental and sales business.

     Primeco used general working capital and borrowings under its revolving credit facility, for which Chase Bank (formerly Chemical Bank) acts as agent, to fund the transaction. Other than pursuant to the Purchase Agreement, none of Primeco, its affiliates, officers, directors or associates of such officers or directors has any material relationship with Alpine.

     Pursuant to the requirements of Item 7 of Form 8-K, it is impracticable to provide the financial statements and pro forma financial statements required by paragraphs (a) and (b) of Item 7. The required financial statements and pro forma financial statements shall be filed not later than 60 days after August 13, 1996.

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits

          2.1 Asset Purchase and Sale Agreement, dated as of May 13, 1996, between Primeco Inc. and Alpine Equipment Rentals & Supply Company, Inc.

          2.2 Amendment and Supplement to Asset Purchase and Sale Agreement, dated as of July 29, 1996, between Primeco Inc. and Alpine Equipment Rentals & Supply Company, Inc.

          10.1 Employment Agreement, dated as of April 1, 1996, between Primeco Inc. and Brian Fontana






                                     ~ 13 ~

          10.2 Indemnity Agreement, dated as of April 1, 1996, between Primeco Inc. and Brian Fontana.

          99.1    Press Release, dated August 6, 1996

          (b)     Reports on Form 8-K

                  On March 12, 1996, Primeco filed a Current Report on Form 8-K, pursuant to Items 2 and 7 thereof, regarding its acquisition of the capital stock of Vibroplant U.S., Inc. (also known as American Hi- Lift). On May 13, 1996, Primeco filed the audited financial statements and the pro forma financial information in connection with the American Hi-Lift acquisition required by Items 7(a) and (b) of Form 8-K under the cover of a Form 8-K/A.





                                     ~ 14 ~

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PRIMECO  INC.



August 13, 1996                         /s/  BRIAN FONTANA
                                        -----------------------------------
                                        Brian Fontana
                                        (Executive Vice President, Chief
                                        Financial Officer)





                                        /s/  JOHN D. LATIMER
                                        -----------------------------------
                                        John D. Latimer
                                        (Controller)





                                     ~ 15 ~

                               INDEX TO EXHIBITS



2.1 Asset Purchase and Sale Agreement, dated as of May 13, 1996, between Primeco Inc. and Alpine Equipment Rentals & Supply Company, Inc.

2.2 Amendment and Supplement to Asset Purchase and Sale Agreement, dated as of July 29, 1996, between Primeco Inc. and Alpine Equipment Rentals & Supply Company, Inc.

10.1 Employment Agreement, dated as of April 1, 1996, between Primeco Inc. and Brian Fontana

10.2 Indemnity Agreement, dated as of April 1, 1996, between Primeco Inc. and Brian Fontana

99.1      Press Release, dated August 6, 1996