Form 10-Q/A
period 1996-06-30
PRIMECO INC
filed 1996-10-16
CIK 934387

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              -------------------

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:  June 30, 1996

                                     OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

              For the transition period from                    to

                        Commission File Number 33-87404

                                  PRIMECO INC.
             (Exact name of registrant as specified in its charter)


          TEXAS                                                  74-1951774
(State of other jurisdiction                                   (IRS Employer
    of Incorporation)                                     Identification Number)

16225 PARK TEN PLACE, SUITE 200   HOUSTON, TEXAS                    77084
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  713/578-5600


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X      NO
                                        -----       -----

         As of August 13, 1996, 5,000 shares of Common Stock of Primeco Inc. and 5,000 shares of Series A Cumulative Convertible Preferred Stock are outstanding.

The undersigned registrant hereby amends the following items of its Current Report on Form 10-Q dated August 17, 1996, as set forth in the pages attached hereto:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

           2.1 Asset Purchase and Sale Agreement, dated as of May 13, 1996, between Primeco Inc. and Alpine Equipment Rentals & Supply Company, Inc.

           2.2 Amendment and Supplement to Asset Purchase and Sale Agreement, date as of July 29, 1996, between Primeco and Alpine Equipment Rentals & Supply Company, Inc.

           10.1 Employment Agreement, dated as of April 1, 1996, between Primeco Inc. and Brian Fontana

           10.2 Indemnity Agreement, dated as of April 1, 1996, between Primeco Inc. and Brian Fontana

           99.1  Press Release, dated August 6, 1996

           Financial Statements of Business Acquired - Alpine Equipment Rentals and Supply Company, Inc. Financial Statements

           Independent Auditors Report

           Balance Sheet as of June 30, 1996 and December 31, 1995 and 1994

           Statements of Operations for the six month periods ended June 30, 1996 and 1995 and the years ended December 31, 1995 and 1994

           Statements of Stockholder's Equity for the period from January 1, 1994 through June 30, 1996

           Statements of Cash Flows for the six month periods ended June 30, 1996 and 1995 and the years ended December 31, 1995 and 1994

           Notes to Financial Statements

           Primeco Inc. Pro Forma Consolidated Financial Statements

           Pro Forma Consolidated Balance Sheet as of June 30, 1996

           Pro Forma Consolidated Statement of Operations for the six months ended June 30, 1996

           Pro Forma Consolidated Statement of Operations for the year ended December 31, 1995

           (b)   Reports on Form 8-K

                 On March 12, 1996, Primeco filed a Current Report on Form 8-K, pursuant to Items 2 and 7 thereof, regarding its acquisition of the capital stock of Vibroplant U.S., Inc. (also known as American Hi- Lift). On May 13, 1996, Primeco filed the audited financial statements and the pro forma fiancial information in connection with the American Hi-Lift acquisition required by Items 7(a) and (b) of Form 8-K under the cover of a Form 8-K/A.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders
Alpine Equipment Rentals and Supply Company:

We have audited the balance sheet of the Alpine Equipment Rentals and Supply Company as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 7, substantially all of the Company's assets were sold to Primeco Inc. on July 29, 1996.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpine Equipment Rentals and Supply Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                        COOPERS & LYBRAND L.L.P.


Houston, Texas
August 30, 1996

Alpine Equipment Rentals and Supply Company
Balance Sheet


                                                    JUNE 30
                                                     1996               DECEMBER
                                                                -------------------------
                                                  (UNAUDITED)      1995         1994
                       ASSETS
Cash and cash equivalents                         $   360,375   $   135,073   $   449,066
Bank certificate of deposit                              --            --          50,000
Accounts receivable, net                            1,515,773     1,734,652     1,364,801
Inventories                                            21,741        21,741        21,741
Rental Equipment, net                               7,575,526     7,865,531     6,709,012
Property, plant and equipment, net                  1,434,243     1,574,428       999,974
Other assets                                           71,258          --            --

                    Total assets                  $10,978,916   $11,331,425   $ 9,594,594
                                                  ===========   ===========   ===========

        LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable                                  $   169,866   $   197,339   $   231,347
Accrued expenses                                      410,876       381,763       312,095
Debt                                                2,958,469     3,383,084     2,307,583
Note payable to former stockholder                     33,251        81,645       154,910

Commitments and contingencies (Note 6)

Common stock, no par value, 10,000 shares
   authorized and 2,087 shares issued and
   outstanding                                         83,613        83,613        83,613
Paid-in capital                                        66,632        66,632        66,632
Retained earnings                                   7,256,209     7,137,349     6,438,414
                                                  -----------   -----------   -----------

     Stockholders' equity                           7,406,454     7,287,594     6,588,659
                                                  -----------   -----------   -----------

     Total liabilities and stockholder's equity   $10,978,916   $11,331,425   $ 9,594,594
                                                  ===========   ===========   ===========

The accompanying notes are an integral part of the financial statements.

Alpine Equipment Rentals and Supply Company
Statement of Operations


                                                     SIX MONTHS    SIX MONTHS
                                                       ENDED         ENDED         FOR THE YEAR ENDED
                                                   JUNE 30, 1996  JUNE 30, 1995       DECEMBER 31,
                                                                                -------------------------
                                                    (UNAUDITED)   (UNAUDITED)     1995            1994
Revenues:
       Rental Revenue                               $ 4,553,074   $ 4,627,707   $10,126,532   $ 8,794,296
       Rental equipment sales                           185,153       299,892       412,341       432,054
       Other Income                                      91,171        94,576       201,718       157,615
                                                    -----------   -----------   -----------   -----------
                                                      4,829,398     5,022,175    10,740,591     9,383,965
Cost of sales:
       Depreciation - rental equipment                  298,784       283,604       614,716       587,056
       Cost of rental equipment sales, net
          of accumulated depreciation                   173,752       265,583       372,446       401,666
       Direct operating expenses                        967,552     1,095,171     2,519,639     2,173,319
                                                    -----------   -----------   -----------   -----------
                                                      1,440,088     1,644,358     3,506,801     3,162,041

                         Gross Profit                 3,389,310     3,377,817     7,233,790     6,221,924
                                                    -----------   -----------   -----------   -----------

       Selling, general, administrative and other     2,779,134     2,608,558     5,679,431     5,047,294
       Depreciation - property,plant and
          equipment                                     135,722       137,220       298,572       213,033
       Interest expense                                 153,499       108,031       270,019       174,305
                                                    -----------   -----------   -----------   -----------
                                                      3,068,355     2,853,809     6,248,022     5,434,632

                  Income before income taxes            320,955       524,008       985,768       787,292

       Income tax expense                                 2,100        31,500        36,838        29,842
                                                    -----------   -----------   -----------   -----------

                          Net Income                $   318,855   $   492,508   $   948,930   $   757,450
                                                    ===========   ===========   ===========   ===========

       The accompanying notes are an integral part of the financial statements.

Alpine Equipment Rentals and Supply Company
Statement of Stockholders' Equity


                                                                                                      Total
                                               Common        Common       Paid-In     Retained     Stockholders'
                                               Shares        Stock        Capital     Earnings        Equity
                                           -----------   -----------   -----------   -----------    -----------
Balance at January 1, 1994                       2,087   $    83,613   $    66,632   $ 5,720,964    $ 5,871,209

   Net Income                                  757,450                                   757,450

   Stockholder distributions                                                             (40,000)       (40,000)
                                           -----------   -----------   -----------   -----------    -----------

Balance at December 31, 1994                     2,087        83,613        66,632     6,438,414      6,588,659

   Net Income                                  948,930                                   948,930

   Stockholder distributions                                                            (249,995)      (249,995)
                                           -----------   -----------   -----------   -----------    -----------

Balance at December 31, 1995                     2,087        83,613        66,632     7,137,349      7,287,594

   Net Income (six months, unaudited)          318,855                                   318,855

   Stockholder distributions (unaudited)                                                (199,995)      (199,995)
                                           -----------   -----------   -----------   -----------    -----------

Balance at June 30, 1996 (unaudited)             2,087   $    83,613   $    66,632   $ 7,256,209    $ 7,406,454
                                           ===========   ===========   ===========   ===========    ===========


The accompanying notes are an integral part of the financial statements.

Alpine Equipment Rentals and Supply Company
Statement of Cash Flows


                                                                   SIX MONTHS    SIX MONTHS
                                                                      ENDED         ENDED            FOR THE YEAR ENDED
                                                                  JUNE 30, 1996  JUNE 30, 1995          DECEMBER 31,
                                                                                                --------------------------
                                                                   (UNAUDITED)   (UNAUDITED)        1995           1994
Operating activities:
   Net income                                                     $   318,855    $   492,508    $   948,930    $   757,450
   Adjustment to reconcile net income to net cash
       provided by operating activities:
         Depreciation                                                 434,506        420,824        913,288        800,089
         Net gain on disposal of rental equipment; and
           property, plant and equipment                              (11,401)       (34,309)       (57,195)       (31,738)
         Provision for doubtful accounts                                 --             --                          22,697
         Effect on changes in operating assets and liabilities:
            Decrease (increase) in accounts receivable                218,879         29,970       (369,851)      (266,979)
            Increase in other assets                                  (71,258)       (75,157)          --             --
            Increase in accounts payable and accrued
               expenses and other liabilities                           1,640        225,947         35,660        160,420
                                                                  -----------    -----------    -----------    -----------

                    Net cash provided by operating activities         891,221      1,059,783      1,470,832      1,441,939

Investing activities:
   Additions to rental equipment                                     (175,058)      (135,401)      (141,509)      (264,603)
   Additions to property, plant and equipment                          (3,010)      (353,964)      (778,499)       (34,047)
   Proceeds from sales of rental equipment                            185,153        299,892        412,341        432,054
   Proceeds from disposals of property, plant and
      equipment                                                                        3,600         17,300          1,350
   Maturity of bank certificate of deposit                                            50,000         50,000           --
                                                                  -----------    -----------    -----------    -----------

                    Net cash (used in) provided by                      7,085       (135,873)      (440,367)       134,754
                       investing activities

Financing activities:
   Proceeds from debt                                                 330,000        567,000         75,000
   Payments of debt                                                  (803,009)      (602,886)    (1,661,463)    (1,316,018)
   Shareholder distributions                                         (199,995)      (249,995)      (249,995)       (40,000)
                                                                  -----------    -----------    -----------    -----------

                    Net cash used in financing activities            (673,004)      (852,881)    (1,344,458)    (1,281,018)

Net increase (decrease) in cash and cash equivalents                  225,302         71,029       (313,993)       295,675
Cash and cash equivalents at beginning of period                      135,073        449,066        449,066        153,391
                                                                  -----------    -----------    -----------    -----------

Cash and cash equivalents at end of period                        $   360,375    $   520,095    $   135,073    $   449,066
                                                                  ===========    ===========    ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                                       $   270,019    $   174,305
   Cash paid during the year for income taxes                                                   $    33,342    $    33,356
  Additions to rental equipment and property, plant
      and equipment financed through promissory notes                                           $ 2,096,699    $ 1,626,310


The accompanying notes are an integral part of the financial statements.

Alpine Equipment Rentals And Supply Company
Notes To Financial Statements

 1.      The Company:

         Alpine Equipment Rental and Supply Company (the "Company") was formed in 1974. The Company's operations primarily consist of renting equipment and, to a lesser extent, selling used equipment to commercial construction, industrial and residential users in the Washington State area.

 2.      Summary of Significant Accounting Policies:

         RENTAL AGREEMENTS

         The Company rents equipment primarily to the construction, industrial and homeowner markets. Rental agreements are structured as operating leases, and rental revenue is recognized in the period in which it is earned.

         INVENTORIES

         Inventory is valued at the lower of cost or market, with cost being determined on the specific identification method.

         RENTAL EQUIPMENT

         Rental equipment is recorded at cost. Depreciation for rental equipment is computed using the straight-line method over the estimated five-year useful life of the assets, after giving effect to an estimated salvage value. Accumulated depreciation was approximately $4,072,000 and $3,780,000 at December 31, 1995 and 1994,
         respectively.

         Expenditures for additions or improvements which extend asset lives are capitalized in the period incurred. Normal repairs and maintenance costs are expensed as incurred. When rental equipment is disposed of, the related costs and accumulated depreciation are removed from the respective accounts, and any gains or losses are included in results of operations.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is recorded at cost. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, giving effect to an estimated salvage value.

         The estimated useful lives for leasehold improvements is 15 years and the estimated useful lives for vehicles, shop tools, and furniture and fixtures is 5 years.

         PROPERTY, PLANT AND EQUIPMENT, CONTINUED

         Expenditures for additions or improvements which extend asset lives are capitalized in the period incurred. Normal repairs and maintenance costs are expensed as incurred. When property, plant and equipment are disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gains or losses are included in results of operations.

         INCOME TAXES

         As of July 1, 1988, the stockholders elected to report the Company's taxable income as an "S" Corporation for federal income tax purposes, pursuant to Section 1374(a) of the Internal Revenue Code. Previously, the Company was organized as a "C" Corporation. As an "S" Corporation, the income of the Company is taxable directly to the stockholders. Accordingly, the Company is not subject to federal income taxes with the exception of federal income taxes on gains realized from the sale of depreciable personal property owned at June 30, 1988 and sold prior to July 1, 1998. Of the original potential taxable gain of $1,059,000, the Company has recognized approximately $777,000 through December 31, 1995. The remaining gain of approximately $282,000 will be recognized in 1996 following the sale of these assets (see Note 7).

         CASH EQUIVALENTS

         Cash and cash equivalents include cash on hand and all highly liquid investment instruments purchased with original maturities of three months or less.

         CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash deposits with one bank, which from time-to-time, may exceed federally insured limits. Management periodically assesses the financial condition of the institution and believes that any possible credit risk is minimal.

         Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. However, the majority of the Company's customers operate in the state of Washington and therefore the Company is vulnerable to the general economic conditions of that state. The Company generally does not require collateral on accounts receivable. At December 31, 1995 and 1994, the Company had an allowance for doubtful accounts of $22,697.

         ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

         UNAUDITED INTERIM FINANCIAL INFORMATION

         In the opinion of management, the accompanying unaudited interim condensed financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of its operations and cash flows for the six months ended June 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.
         The results of operations for all interim periods presented are not necessarily indicative of the results to be expected for the full year.

 3.      Property, Plant and Equipment:

         Property, plant and equipment consist of the following as of December 31, 1995 and 1994 (in thousands):

                                                                    1995                      1994
             Property, plant and equipment at cost:
               Vehicles                                        $   2,068,177              $ 1,614,046
               Shop tools                                            214,266                  188,937
               Leasehold improvements                                455,186                  295,544
               Furniture and fixtures                                313,647                  119,363
                                                               -------------              -----------
                                                                   3,015,276                2,217,890

             Accumulated depreciation                             (1,476,848)              (1,217,916)
                                                               -------------              -----------

                     Net property, plant and equipment         $   1,574,428              $   999,974
                                                               =============              ===========

4.       Related Party Transactions:

         The Company leases two of its facilities from partnerships owned by certain Company shareholders. The leases call for lease payments aggregating $13,903 per month and both expire in 1996. The rental expense for these leases included in the statement of operations was approximately $167,000 and $163,000 for the years ended December 31, 1995 and 1994, respectively.

         The Company issued a note payable to a former stockholder for the purchase of that stockholder's shares of Company stock. See Note 5 for additional information.

5.       Debt and Note Payable to Former Stockholder:

         Debt consists of the following at December 31, 1995 and 1994:

                                                                    1995                      1994
               Revolving credit agreement                      $     267,000               $         -
               Promissory notes issued for the purchase
                 of rental equipment and property, plant
                 and equipment                                     3,116,084                 2,307,583
                                                               -------------               -----------

                                                               $   3,383,084               $ 2,307,583
                                                               =============               ===========

         In January 1993, the Company borrowed approximately $200,000 from a bank to fund distributions to stockholders. This loan accrued interest at 10% and was repaid in April, 1994.

         In March 1993, the Company entered into a one-year revolving credit agreement with a bank which has been renewed annually. The agreement originally provided for a $200,000 line of credit which was increased to $400,000 on December 27, 1995. Interest on the outstanding debt is based on prime plus 1% (9.5% at December 31, 1995 and 1994) and is collateralized by equipment. The amount available for additional borrowings under this revolving credit agreement at December 31, 1995 was approximately $133,000. Borrowings under this revolving credit agreement are payable on demand.

         In connection with the purchase of rental equipment and property, plant and equipment, the Company has issued promissory notes to several creditors with varying terms. All notes issued are collateralized by the purchased equipment and bear interest at various rates ranging from 7.5% to 10.75% at December 31, 1995. All notes are payable in monthly installments and mature on various dates through December 1999.

         The note payable to stockholder is a promissory note issued to a Company stockholder for the purchase of that stockholder's shares of Company stock. Monthly installments are due on the note in the amount of $7,500, including interest at 9%, through December 1, 1996.

5.       Debt and Note Payable to Former Stockholder, continued:

         Maturities of debt and the note payable are as follows at December 31, 1995:

                     December 31,
                     ------------
                          1996                                   $ 1,748,702
                          1997                                       921,022
                          1998                                       564,991
                          1999                                       230,014
                                                                 -----------

                                                                 $ 3,464,729
                                                                 ============

6.       Commitments and Contingencies:

         LEASES

         The Company leases facilities under operating leases. Minimum future obligations for operating leases in effect at December 31, 1995 are:

             December 31,
             ------------
                   1996                                          $   419,476
                   1997                                              207,223
                   1998                                              209,430
                   1999                                              193,104
                   2000                                              129,376
                                                                 -----------

                                                                 $ 1,158,609
                                                                 ===========

         Lease expense charged to operations in the accompanying statement of operations was approximately $510,000 and $445,000 for the years ended December 31, 1995 and 1994, respectively.

         In 1996, two of the Company's operating leases with monthly lease payments of $8,000, and $7,800, respectively, were extended through July 31, 2002.

 7.      Subsequent Events:

         On July 29, 1996, the Company's shareholders agreed to sell substantially all of the assets of the Company to Primeco Inc. for approximately $11 million of cash and a $350,000 payment for a covenant not to compete. This sale required the Company to recognize its remaining tax liability of approximately $282,000 (as discussed in Note 2) for assets owned prior to July 1, 1988.

PRIMECO INC.
PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

SEC REQUIREMENTS

The Pro Forma Consolidated Financial Statements have been prepared in accordance with the requirements of Article 11 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC"). The required statements are presented for informational purposes only and are not indicative of the results of future operations, nor the results of historical operations had the acquisitions (this "Offering") occurred as of the assumed dates.

EXPLANATORY NOTES

The Pro Forma Consolidated Statement of Operations for the year ended December 31, 1995 and the six month period ended June 30, 1996 have been prepared assuming that the acquisition of Vibroplant U.S., Inc., ("American Hi-Lift") and the acquisition of Alpine Equipment Rentals & Supply Company, Inc. ("Alpine") had occurred on January 1, 1995. The Pro Forma Consolidated Balance Sheet as of June 30, 1996 gives effect to the Alpine acquisition as if such transaction had occurred on June 30, 1996. Pursuant to the SEC's regulations, permitted pro forma adjustments include only the effects of events directly attributable to a transaction that are factually supportable and, for income accounts, are expected to have a continuing impact.

The Pro Forma Consolidated Financial Statements should be read in conjunction with (i) the historical consolidated financial statements included in Prime's Annual Report on Form 10-K for the year ended December 31, 1995, and (ii) Prime's Form 10-Q for the six month period ended June 30, 1996, and (iii) the financial statements of Alpine included herein and (iv) the financial statements of American Hi-Lift included on Form 8K/A dated May 13, 1996.

PRIMECO INC. AND SUBSIDIARY
PRO FORMA CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 1996
(in thousands)

                                                                          ALPINE            ACQUISITION
                                                    PRIMECO INC.        ACQUISITION         ADJUSTMENTS            PRO FORMA
                                                    ------------        ------------        ------------          ------------
                   ASSETS

Cash and cash equivalents                           $        104        $        360        $       (350) (2)     $        114
                                                                                                 (11,000) (2)
                                                                                                  11,000  (3)
Accounts receivables, net                                 46,305               1,516                                    47,821
Inventories                                               23,376                  22                                    23,398
Rental equipment, net                                    246,412               7,576                 175  (2)          254,163
Property, plant and equipment, net                        28,929               1,434                (196) (2)           30,167
Cost in excess of fair value of net assets
  acquired, net                                          130,301                                     479  (2)          130,780
Other assets                                              17,556                  72                 350  (2)           17,906
                                                                                                     (72) (1)
                                                    ------------        ------------        ------------          ------------
                Total assets                        $    492,983        $     10,980        $        386          $    504,349
                                                    ============        ============        ============          ============

    LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable                                    $      8,330        $        170        $       (170) (1)     $      8,330
Accrued expenses                                          28,971                 356                (356) (1)           28,971
Debt                                                     334,000               2,958              11,000  (3)          345,000
                                                                                                  (2,958) (1)
Deferred income taxes                                     30,446                                                        30,446
Other liabilities                                          9,041                  90                 366  (2)            9,497
                                                                                                     (90) (1)              (90)
Redeemable convertible preferred stock $.01 par
   value, $2,000 per share liquidation value, 5,000
   shares authorized and outstanding                       9,202                                                         9,202
Common shareholder's equity:
   Common stock, $.01 par value, 10,000 shares
   authorized and 5,000 shares outstanding                     1               7,406              (7,406) (4)                1
   Additional Paid-In Capital                             76,936                                                        76,936
   Accumulated deficit                                    (3,944)                                                       (3,944)
                                                    ------------        ------------        ------------          ------------
             Common shareholder's equity                  72,993               7,406              (7,406)               72,992
                                                    ------------        ------------        ------------          ------------
 Total liabilities and shareholder's equity         $    492,983        $     10,980        $        386          $    504,349
                                                    ============        ============        ============          ============

See accompanying notes  to Pro Forma Financial Statements.

PRIMECO INC. AND SUBSIDIARY
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1996
(in thousands)



                                                                      AMERICAN                     ACQUISITION
                                                        PRIMECO       HI-LIFT        ALPINE        ADJUSTMENTS      PRO FORMA
                                                     -----------   -----------   -----------     -----------      -----------
Revenues:
   Rental Revenue                                    $    87,678   $     6,239   $     4,553     $                $    98,470
   New equipment sales                                    21,303           630                                         21,933
   Rental equipment sales                                 17,148           980           185                           18,313
   Parts and merchandise sales                            18,730           433                                         19,163
   Service revenue and other income                        8,597           661            92                            9,350
                                                     -----------   -----------   -----------     -----------      -----------
                                                         153,456         8,943         4,830                          167,229
Cost of sales:
   Depreciation - rental equipment                        18,097         1,175           299            (222)  (1)     19,349
   Cost of new equipment sales                            17,867           516                                         18,383
   Cost of rental equipment sales, net of
      accumulated depreciation                            14,215           524           174             467   (2)     15,380
   Cost of parts and merchandise sales                    13,622           250                                         13,872
   Direct operating expenses                              38,723         2,763           968             822   (3)     42,990
                                                                                                        (286)  (4)
                                                     -----------   -----------   -----------     -----------      -----------
                                                         102,524         5,228         1,441             781          109,974

                                                     -----------   -----------   -----------     -----------      -----------
                      Gross Profit                        50,932         3,715         3,389            (781)          57,255
                                                     -----------   -----------   -----------     -----------      -----------

   Selling, general, administrative and other             23,159         2,457         2,779            (822)  (3)     27,573
                                                                                                        (696)  (4)
   Depreciation and amortization:
      Noncompete agreements                                    0                                          59   (5)         59
      Cost in excess of fair value of
          assets acquired                                  1,618                                          76   (6)      1,694
      P, P & E                                             1,557           158           136
   Interest expense, net of interest income               17,474           280           153             764   (7)     18,671
                                                     -----------   -----------   -----------     -----------      -----------
                                                          43,808         2,895         3,068            (619)          47,997
                                                     -----------   -----------   -----------     -----------      -----------

            Income(loss) before income taxes               7,124           820           321            (162)           8,103

   Income tax expense (benefit)                            3,365           374             2              31   (8)      3,772
                                                     -----------   -----------   -----------     -----------      -----------

   Net income (loss)                                       3,759           446           319            (193)           4,331
                                                     -----------   -----------   -----------     -----------      -----------

   Dividend requirement and accretion on
      redeemable preferred stock                             761                                                          761
                                                     -----------   -----------   -----------     -----------      -----------

   Net Income (loss) applicable to
      common shareholders                            $     2,998   $       446   $       319     $      (193)     $     3,570
                                                     ===========   ===========   ===========     ===========      ===========

   See accompanying notes to Pro Forma Financial Statements.

PRIMECO INC. AND SUBSIDIARY
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1995
(in thousands)




                                                                      AMERICAN         ALPINE        ACQUISITION
                                                     PRIMECO INC.     HI-LIFT        ACQUISITION     ADJUSTMENTS     PRO FORMA
                                                     -----------     -----------     -----------     -----------     -----------
Revenues:
   Rental Revenue                                    $   138,983     $    37,439     $    10,127     $               $   186,549
   New equipment sales                                    34,601           3,778                                          38,379
   Rental equipment sales                                 23,144           5,882             412                          29,438
   Parts and merchandise sales                            32,223           2,599                                          34,822
   Service revenue and other income                       13,836           3,966             202                          18,004
                                                     -----------     -----------     -----------     -----------     -----------
                                                         242,787          53,664          10,741               0         307,192
                                                     -----------     -----------     -----------     -----------     -----------
Cost of sales:
   Depreciation - rental equipment                        37,427           7,048             615          (1,703) (1)     45,090
   Cost of new equipment sales                            28,960           3,097
   Cost of rental equipment sales, net of
      accumulated depreciation                            22,853           3,141             372           2,781  (2)     26,366
   Cost of parts and merchandise sales                    24,157           1,497
   Direct operating expenses                              60,553          16,577           2,520           1,862  (3)     79,650
                                                                                                          (1,604) (4)
                                                     -----------     -----------     -----------     -----------     -----------
                                                         173,950          31,360           3,507           1,336         151,106
                                                     -----------     -----------     -----------     -----------     -----------

                      Gross Profit                        68,837          22,304           7,234          (1,336)        156,086
                                                     -----------     -----------     -----------     -----------     -----------

   Selling, general, administrative and other             36,804          14,742           5,680          (1,862) (3)     57,226
                                                                                                          (3,695) (4)
   Depreciation and amortization:
      Noncompete agreements                                5,877                                             117  (5)      5,877
      Cost in excess of fair value of
          assets acquired                                  2,955                                             429  (6)      2,955
      P, P & E                                             2,395             950             298
   Interest expense, net of interest income               29,021           1,680             270           3,838  (7)     30,971
                                                     -----------     -----------     -----------     -----------     -----------
                                                          77,052          17,372           6,248          (1,173)         97,029
                                                     -----------     -----------     -----------     -----------     -----------

            Income(loss) before income taxes              (8,215)          4,932             986             (62)         (2,460)

   Income tax expense (benefit)                           (2,025)          2,241              37            (101) (8)        191
                                                     -----------     -----------     -----------     -----------     -----------

   Net income (loss) before extraordinary
      item                                                (6,190)          2,691             949            (101)         (2,651)

   Extraordinary item-loss on early
      extinguishment of debt, net of tax
      benefit of $794                                     (1,268)                                                         (1,268)
                                                     -----------     -----------     -----------     -----------     -----------

                   Net (loss) income                      (7,458)          2,691             949            (101)         (3,919)
                                                     -----------     -----------     -----------     -----------     -----------

   Divident requirement and accretion on
      preferred stock                                     (1,528)                                                         (1,528)
                                                     -----------     -----------     -----------     -----------     -----------

   Net loss applicable to common shareholders        $    (8,986)    $     2,691     $       949     $      (101)    $    (5,447)
                                                     ===========     ===========     ===========     ===========     ===========

   See accompanying notes to Pro Forma Financial Statements.

PRIMECO INC.
NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION:

         On February 26, 1996, Primeco, Inc. (the "Company") acquired Vibroplant U.S., Inc. (also known as American Hi- Lift Corporation), a company specialized in renting and selling aerial lift equipment. The purchase price of Vibroplant U.S., Inc. was cash of approximately $66.5 million. On July 29, 1996, the Company acquired Alpine, a company which rented and sold a varied line of equipment to industrial and commercial customers. The Company paid approximately $11.0 million for substantially all of the assets of Alpine and paid $350,000 for noncompete agreements. The Acquisitions were accounted for under the purchase method of accounting; accordingly, the total purchase price was allocated to net assets based on estimated fair values. The results of Vibroplant U.S.'s operations have been included in the Company's financial statements commencing February 26, 1996. The results of Alpine's operations have been included in the Company's financial statements commencing July 29, 1996.

2.       PRO FORMA ADJUSTMENTS:

         PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

         Pro forma adjustments related to the Alpine acquisition include the following:

         (1)   Elimination of the Alpine assets and liabilities not assumed.

         (2)   The purchase price for the Alpine acquisition consists of the following:
               Cash paid for the assets of Alpine                                                   $    11,000
               Cash paid for noncompetes (other assets)                                                     350
               Cost incurred by the company directly related to the Alpine acquisition                      366
                                                                                                    -----------
                                                                                                    $    11,716
                                                                                                    ===========

               Allocation of the Alpine purchase price to the acquired assets:
               Cash                                                                                 $       360
               Accounts receivable, net                                                                   1,516
               Inventories                                                                                   22
               Rental equipment, net                                                                      7,751
               Property, plant and equipment, net                                                         1,238
               Noncompete agreements (other assets)                                                         350
               Costs in excess of fair value of net assets acquired                                         479
                                                                                                    -----------
                                                                                                    $    11,716
                                                                                                    ===========

         (3)   Debt incurred to finance the Alpine acquisition

         (4)   Elimination of Alpine's stockholders equity

         PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Statement of Operations for the six months ended June 30, 1996, the amounts presented for American Hi- Lift represent the audited eleven (11) month period ended February 25, 1996 less the unaudited nine (9) month period ended December 31, 1995. For the Statement of Operations for the year ended December 31, 1995, the amounts presented for American Hi-Lift represents the audited eleven
         (11) month period ended February 25, 1996 and the unaudited one (1) month period ended April 30,1995.

         The pro forma adjustments include the following:

         (1)   Adjust depreciation expense for adjusted carrying values of assets
               acquired from American Hi-Lift and the Company's depreciation  method                $      (311)
               Adjust depreciation expense for adjusted carrying values of assets acquired
               from Alpine                                                                                   89
                                                                                                    -----------
                                                                                                    $      (222)
                                                                                                    ===========

         (2)   Adjust cost of sales for American Hi-Lift rental equipment sold to reflect
               new carrying values and depreciation method.                                         $       456
               Adjust cost of sales for Alpine rental equipment sold to reflect new carrying
               values                                                                                        11
                                                                                                    -----------
                                                                                                    $       467
                                                                                                    ===========

         (3)   Reclassify certain Alpine selling, general, administrative and other expenses
               ("SG&A") to direct operating expenses to conform with the Company's presentation.

         (4)   Reflects estimated cost savings from a reduction in the workforce of
               American Hi-Lift and Alpine that were effected immediately after their respective acquisitions and estimated reductions in overhead costs due to the consolidation of certain general and administrative functions as follows:
               Direct operating expenses                                                            $       286
                                                                                                    ===========

               Selling, general, administrative and other:
                   Marketing, salaries (6 employees)                                                $        26
                   Corporate office salaries (29 employees)                                                 406
                   Corporate office expenses                                                                231
                   Management fee                                                                            33
                                                                                                    -----------
                                                                                                    $       696
                                                                                                    ===========
         (5)   Amortization on Alpine convenants not to compete (three years).

         (6)   Additional two-months of amortization of American Hi-Lift goodwill
               (40 year life)                                                                       $        70
               Amortization of Alpine goodwill (40 year life)                                                 6
                                                                                                    -----------
                                                                                                    $        76
                                                                                                    ===========

         (7)   Adjust interest expense for debt incurred to finance the acquisitions at the Company's current rate of 8%
                   American Hi-Lift                                                                 $       479
                   Alpine                                                                                   285
                                                                                                    -----------
                                                                                                    $       764
                                                                                                    ===========

         (8)   Adjust income tax expense to the Company's effective blended rate.

         The pro forma adjustments for the year ended December 31, 1995 include the following:

         (1)   Adjust depreciation expense for adjusted carrying values of assets
               acquired from American Hi-Lift and the Company's depreciation method                 $    (1,863)
               Adjust depreciation expense for adjusted carrying values of assets acquired
               from Alpine                                                                                  160
                                                                                                    -----------
                                                                                                    $    (1,703)
                                                                                                    ===========
         (2)   Adjust cost of sales for American Hi-Lift rental equipment sold to reflect
               new carrying values and depreciation method                                          $     2,741
               Adjust cost of sales for Alpine rental equipment sold to reflect new
               carrying values                                                                               40
                                                                                                    -----------
                                                                                                    $     2,781
                                                                                                    ===========

         (3)   Reclassify certain Alpine SG&A expenses to direct operating expenses to conform with the Company's presentation

         (4)   Reflects estimated cost savings from a reduction in the workforce of
               American Hi-Lift and Alpine that were effected immediately after their respective acquisitions and estimated reductions in overhead costs due to the consolidation of certain general and administrative functions as follows:
               Direct operating expenses (27 employees)                                             $     1,604
                                                                                                    ===========
               Selling, general, administrative and other:
                 Marketing salaries (6 employees)                                                   $       155
                 Corporate office salaries (29 employees)                                                 1,955
                 Corporate office expenses                                                                1,385
                 Management fee                                                                             200
                                                                                                    -----------
                                                                                                    $     3,695
                                                                                                    ===========
         (5)   Amortization of Alpine covenants not to compete (three years)

         (6)   Amortization of American Hi-Lift goodwill (40 year life)                             $       417
               Amortization of Alpine goodwill (40 year life)                                                12
                                                                                                    -----------
                                                                                                    $       429
                                                                                                    ===========

         (7)   Adjust interest expense for debt incurred to finance the acquisitions at the
               Company's current rate of 8.5%
                     American Hi-Lift                                                               $     3,172
                     Alpine                                                                                 666
                                                                                                    -----------
                                                                                                    $     3,838
                                                                                                    ===========
         (8)   Adjust income tax expense to the Company's effective blended rate.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PRIMECO INC.



                                        By: /s/ BRIAN FONTANA
                                            ----------------------------------
                                                      Brian Fontana
                                               Executive Vice President and
                                                  Chief Financial Officer

Date:  October 11, 1996

                                 EXHIBIT INDEX


2.1 Asset Purchase and Sale Agreement, dated as of May 13, 1996, between Primeco Inc. and Alpine Equipment Rentals & Supply Company, Inc.

2.2 Amendment and Supplement to Asset Purchase and Sale Agreement, date as of July 29, 1996, between Primeco and Alpine Equipment Rentals & Supply Company, Inc.

10.1 Employment Agreement, dated as of April 1, 1996, between Primeco Inc. and Brian Fontana

10.2 Indemnity Agreement, dated as of April 1, 1996, between Primeco Inc. and Brian Fontana

99.1     Press Release, dated August 6, 1996

Financial Statements of Business Acquired - Alpine Equipment Rentals and Supply Company, Inc. Financial Statements

Independent Auditors Report

Balance Sheet as of June 30, 1996 and December 31, 1995 and 1994

Statements of Operations for the six month periods ended June 30, 1996 and 1995 and the years ended December 31, 1995 and 1994

Statements of Stockholder's Equity for the period from January 1, 1994 through June 30, 1996

Statements of Cash Flows for the six month periods ended June 30, 1996 and 1995 and the years ended December 31, 1995 and 1994

Notes to Financial Statements

Primeco Inc. Pro Forma Consolidated Financial Statements

Pro Forma Consolidated Balance Sheet as of June 30, 1996

Pro Forma Consolidated Statement of Operations for the six months ended June 30, 1996

Pro Forma Consolidated Statement of Operations for the year ended December 31, 1995