Form 10-Q
period 1996-09-30
PRIMECO INC
filed 1996-10-30
CIK 934387

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



(Mark One)

        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-87404

                                  PRIMECO INC.


            Texas                                       74-1951774
-------------------------------                    -------------------
(State of other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification No.)

                        16225 Park Ten Place, Suite 200
                             Houston, Texas  77084
                      -----------------------------------
                    (Address of principal executive offices)

                                (713)  578-5600
                      -----------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  YES         X             NO_______________

As of October 25, 1996, 5,000 shares of Common Stock of Primeco Inc. and 5,000 shares of Series A Cumulative Convertible Preferred Stock are outstanding.

                                  PRIMECO INC.


Part I.  Financial Information                                                Page
         Item 1. Financial Statements (unaudited):

                 Condensed Balance Sheet
                 September 30, 1996 and December 31, 1995                     3

                 Condensed Statement of Operations
                 For the three month and nine month periods
                 ended September 30, 1996 and 1995                            4

                 Condensed Statement of Cash Flows
                 For the nine months ended September 30, 1996 and 1995        5

                 Notes to Condensed Financial Statements                      6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          9


Part II. Other Information

         Item 5. Other Information                                            15

         Item 6. Exhibits and Reports on Form 8-K                             16

Signatures                                                                    17

                                  PRIMECO INC.

                            CONDENSED BALANCE SHEET
                    (In Thousands Except for Share Amounts)
                                  (unaudited)

                                                                                September 30          December 31
                                                                                     1996                 1995
                                                                                ------------         -------------
         A S S E T S


Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .     $      1,213         $         174
Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . . .           49,646                36,467
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           24,410                17,399
Rental equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . .          255,752               181,798
Property, plant and equipment, net  . . . . . . . . . . . . . . . . . . . .           31,228                22,334
Cost in excess of fair value of net assets acquired, net  . . . . . . . . .          130,441               115,084
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           17,787                17,682
                                                                                ------------         -------------
         Total assets   . . . . . . . . . . . . . . . . . . . . . . . . . .     $    510,477         $     390,938
                                                                                ============         =============
         LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     11,796         $      14,968
Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           25,457                24,637
Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          344,000               255,000
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .           34,696                21,897
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            9,237                 4,652
Redeemable convertible preferred stock $.01 par value,
         $2,000 per share liquidation value, 5,000 shares
         authorized and outstanding   . . . . . . . . . . . . . . . . . . .            9,589                 9,150
Common shareholder's equity:
         Common stock, $.01 par value, 10,000 shares
         authorized and 5,000 shares outstanding  . . . . . . . . . . . . .                1                     1
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .           76,549                68,336
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (848)               (7,703)
                                                                                ------------         -------------
         Common shareholder's equity  . . . . . . . . . . . . . . . . . . .           75,702                60,634
                                                                                ------------         -------------
         Total liabilities and shareholder's equity . . . . . . . . . . . .     $    510,477         $     390,938
                                                                                ============         =============

    The accompanying notes are an integral part of the condensed financial statements.

                                  PRIMECO INC.

                       CONDENSED  STATEMENT OF OPERATIONS
                                 (In Thousands)
                                  (unaudited)

                                                                      For The                 For The
                                                                Three Months Ended       Nine Months Ended
                                                                   September 30            September 30
                                                               -------------------      --------------------
                                                                 1996       1995          1996      1995
                                                               --------   --------      --------  ----------
 Revenues:
    Rental revenue   . . . . . . . . . . . . . . . . . .       $ 50,581   $ 36,910      $138,259  $  101,108
    New equipment sales  . . . . . . . . . . . . . . . .         11,965      8,480        33,268      24,796
    Rental equipment sales  . . . . . . . .  . . . . . .          8,792      5,608        25,940      17,911
    Parts and merchandise sales . . . . . .  . . . . . .          9,668      8,211        28,398      24,168
    Service and other income  . . . . . . .  . . . . . .          5,133      3,667        13,730      10,253
                                                               --------   --------      --------  ----------
                                                                 86,139     62,876       239,595     178,236
                                                               --------   --------      --------  ----------
 Cost of Sales:
    Depreciation - rental equipment  . . . . . . . . . .          9,777     10,556        27,874      26,364
    Cost of new equipment sales  . . . . . . . . . . . .         10,061      7,063        27,928      20,747
    Cost of rental equipment sales, net
       accumulated depreciation  . . . . . . . . . . . .          7,051      5,497        21,266      17,716
    Cost of parts and merchandise sales  . . . . . . . .          6,904      6,087        20,526      18,263
    Direct operating expenses  . . . . . . . . . . . . .         22,647     15,397        61,370      44,465
                                                               --------   --------      --------  ----------
                                                                 56,440     44,600       158,964     127,555
                                                               --------   --------      --------  ----------
    Gross profit   . . . . . . . . . . . . . . . . . . .         29,699     18,276        80,631      50,681
                                                               --------   --------      --------  ----------

 Selling, general and administrative expenses  . . . . .         12,830      8,870        35,989      26,129
 Depreciation and amortization:
    Noncompete agreements  . . . . . . . . . . . . . . .             19        377            19       1,127
    Cost in excess of fair value of assets                          845        740         2,463       2,216
    Property, plant and equipment  . . . . . . . . . . .            881        604         2,438       1,758
 Interest expense, net of interest income  . . . . . . .          9,559      7,333        27,033      21,382
                                                               --------   --------      --------  ----------
                                                                 24,134     17,924        67,942      52,612
                                                               --------   --------      --------  ----------
    Income(loss) before income taxes and extraordinary
      item   . . . . . . . . . . . . . . . . . . . . . .          5,565        352        12,689      (1,931)
 Income tax expense  . . . . . . . . . . . . . . . . . .          2,469        419         5,834         109
                                                               --------   --------      --------  ----------
      Net income(loss) before extraordinary item  . . . .         3,096        (67)        6,855      (2,040)
 Extraordinary loss  . . . . . . . . . . . . . . . . . .              0          0             0      (1,268)
                                                               --------   --------      --------  ----------
 Net income(loss)  . . . . . . . . . . . . . . . . . . .          3,096        (67)        6,855      (3,308)

 Dividend requirement and accretion on redeemable
      preferred stock . . . . . . . . . . . . . . . . . .           382        385         1,143       1,143
                                                               --------   --------      --------  ----------
 Net income(loss) applicable to common shareholder . . .       $  2,714   $   (452)     $  5,712  $   (4,451)
                                                               ========   ========      ========  ==========

    The accompanying notes are an integral part of the condensed financial statements.

                                  PRIMECO INC.

                       CONDENSED  STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                  (unaudited)


                                                                                 For The
                                                                            Nine Months Ended
                                                                              September 30,
                                                                          ---------------------
                                                                            1996        1995
                                                                          ---------   ---------
 OPERATING ACTIVITIES:
 Net income(loss)  . . . . . . . . . . . . . . . . . . . . . . . .        $   6,855   $ ($3,308)
    Adjustments to reconcile net (loss)income to net cash
       (used in)provided by operating activities:
         Depreciation and amortization . . . . . . . . . . . . . .           32,794      31,465
         Deferred income tax provision . . . . . . . . . . . . . .            5,505        (910)
         Net (gain)loss on sale of rental equipment and
            property, plant and equipment  . . . . . . . . . . . .           (4,106)        267
         Extraordinary loss  . . . . . . . . . . . . . . . . . . .                0       1,268
    Effect of changes in operating assets and liabilities,
        net of effects from purchase of AHL Inc.& Alpine:
         Increase in accounts receivable . . . . . . . . . . . . .           (5,403)     (4,035)
         Increase in inventories . . . . . . . . . . . . . . . . .           (3,662)     (5,300)
         Decrease (increase) in other assets . . . . . . . . . . .            1,680      (1,433)
         Decrease in accounts payable, accrued
            expense, and other liabilities . . . . . . . . . . . .           (2,761)     (1,317)
                                                                          ---------   ---------
         Net cash provided by operating activities . . . . . . . .           30,902      16,697
                                                                          ---------   ---------
 INVESTING ACTIVITIES:
    Additions to rental equipment . . . . . . . . . . . . . . . .           (69,419)    (66,612)
    Additions to property, plant and equipment  . . . . . . . . .            (4,521)     (2,982)
    Payments of acquisition costs . . . . . . . . . . . . . . . .            (1,439)       (328)
    Purchase of AHL Inc. & Alpine net of cash acquired  . . . . .           (77,853)          0
    Proceeds from sales of rental equipment   . . . . . . . . . .            25,868      17,829
    Proceeds from disposal of property, plant and equipment . . .               108         104
                                                                          ---------   ---------
         Net cash used in investing activities  . . . . . . . . .          (127,256)    (51,989)
                                                                          ---------   ---------
 FINANCING ACTIVITIES:
    Net proceeds from revolving line of credit                               89,500       6,000
    Payment of Subordinated Loan Facility . . . . . . . . . . . .              (500)    (75,500)
    Proceeds from capital contribution  . . . . . . . . . . . . .             9,400
    Proceeds from issuance of Senior Subordinated Debt. . . . . .                       100,000
    Payment of financing costs  . . . . . . . . . . . . . . . . .              (299)     (3,906)
    Dividends on Preferred stock paid . . . . . . . . . . . . . .              (708)       (637)
                                                                          ---------   ---------
         Net cash provided by financing activities  . . . . . . .            97,393      25,957
                                                                          ---------   ---------
         Net increase(decrease) in cash and cash
              equivalents . . . . . . . . . . . . . . . . . . . .             1,039      (9,335)
         Cash and cash equivalents at beginning of period . . . .               174      12,090
                                                                          ---------   ---------
         Cash and cash equivalents at end of period   . . . . . .         $   1,213   $   2,755
                                                                          =========   =========

    The accompanying notes are an integral part of the condensed financial statements.

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

2.       The Company

         The financial statements are the accounts of Primeco, a wholly-owned subsidiary of Prime Service, Inc. ("Prime"). On December 2, 1994, Prime acquired Primeco (the "Acquisition") from a subsidiary of Artemis S.A. through Prime's subsidiary Prime Acquisition Corp. ("PAC"). Immediately following the completion of the Acquisition, PAC merged into Primeco, as a result of which Primeco became a wholly-owned subsidiary of Prime.

         On February 26, 1996, Primeco acquired Vibroplant U.S., Inc. (known as American Hi-Lift Corporation), a company specializing in renting and selling aerial lift equipment. The purchase price of Vibroplant U.S., Inc. was cash of approximately $66.5 million. The Acquisition was accounted for under the purchase method of accounting; accordingly, the total purchase price was allocated to net assets based on estimated fair values. The results of Vibroplant U.S., Inc.'s operations have been included in the financial statements commencing February 26, 1996. In conjunction with this transaction, certain existing stockholders of Prime invested in additional common equity of Prime. Prime then made a capital contribution of approximately $9.4 million to Primeco. Primeco used these funds, as well as approximately $57 million in borrowings under its Senior Credit Facility, to fund the transaction. The purchase price was allocated as follows: Accounts Receivable and Inventories $14.2 million; Rental Equipment $51.5 million; Other Assets $.5 million; Goodwill $17.0 million; Accounts Payable and Accrued Expenses $9.4 million and Deferred Taxes $7.3 million.

                                  PRIMECO INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Continued)

         On July 29, 1996 Primeco completed the purchase of substantially all of the assets of Alpine Equipment Rental & Supply Company, Inc. ("Alpine"). Primeco paid a purchase price of $11.0 million for such assets and also paid $350,000 for covenants not to compete from two senior executives of Alpine. Primeco used general working capital and borrowings under its revolving credit facility to fund the transaction. The purchase price was allocated as follows:
Accounts Receivable and Inventories $1.6 million; Rental Equipment $7.8 million; Property Plant and Equipment $1.2 million; and Goodwill and Noncompete agreements $0.8 million.

         The following unaudited pro forma statement of operations presents the results of operations for the nine month periods ended September 30, 1996 and 1995 as though the controlling ownership of American Hi-Lift and Alpine had been acquired on January 1, 1995, and assumes that there were no other changes in the operations of Primeco. The pro forma results are not necessarily indicative of the financial results that might have occurred had the transaction included in the pro forma statements actually taken place on January 1, 1995, or of future results of operations.

                                   (in thousands)

                                    Pro Forma For

                             Nine Months Ended September
                             ---------------------------
                                1996            1995
                             ----------     ------------
Revenues  . . . . . . . .    $  254,172     $    230,156
Net income(loss)  . . . .         7,430              458



3.       Debt

         On March 6, 1995 Primeco issued $100,000,000 of 12.75% Senior Subordinated Notes due March 1, 2005, the proceeds of which were used primarily to retire the Subordinated Loan Facility acquired at the Acquisition. The write- off of debt issuance costs related to the Subordinated Facility of $2,062,000, net of income tax benefits of $794,000, has been reflected as an extraordinary loss on the Statement of Operations. With the acquisitions of American Hi-Lift and Alpine in 1996, Primeco increased its outstanding debt by approximately $57 million and $11 million, respectively. Bank borrowing, as of September 30, 1996, includes $123.5 million of Term Debt and $120.5 million of Revolving Debt.

                                  PRIMECO INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Continued)

Maturities of debt under the bank credit agreement and the Senior Subordinated Notes are as follows as of September 30, 1996 (in thousands):

                                           Senior Subordinated
 September 30,          Bank Borrowing            Notes
 ------------           --------------     -------------------
 1996 ................    $    500                 --
 1997 ................       1,000                 --
 1998 ................      12,000                 --
 1999 ................     155,500                 --
 2000 and thereafter..      75,000              $100,000
                          --------              --------
                          $244,000              $100,000
                          ========              ========

4.       Income Taxes

         The differences between the statutory federal income tax rate on income (loss) before income taxes and extraordinary item, and Primeco's effective income tax rate relate primarily to the amortization of cost in excess of fair value acquired. In connection with the acquisition of Vibroplant U.S., Inc., Primeco recorded an increase to deferred taxes of $6.6 million.

                                  PRIMECO INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Recent Developments

         Acquisitions. On February 26, 1996, Primeco acquired American Hi-Lift Corporation, a company specializing in renting and selling aerial lift equipment. The purchase price of American Hi-Lift Corporation was cash of approximately $66.5 million. On July 29, 1996, Primeco completed the purchase of substantially all of the assets of Alpine, a company specializing in varied lines of equipment rentals and sales. The purchase price of Alpine was $11.0 million for such assets and $350,000 for covenants not to compete from two senior executives of Alpine. These acquisitions were accounted for under the purchase method of accounting. The financial statements as of and for the three months and nine months ended September 30, 1996, are not comparable to the prior periods (see Footnote 2 of the financial statements included in this Form 10-Q, Primeco's Forms 8-K and 8-K/A filed with the Securities and
Exchange Commission on March 12, 1996 and May 13, 1996, respectively, and Primeco's Forms 10-Q and 10-Q/A filed with the Securities and Exchange Commission on August 13, 1996 and October 15, 1996, respectively, for a complete discussion of these acquisitions).

        Amendment of Credit Facility. The Company amended and restated its credit facility on October 26, 1996. Please see the discussions in Item 5 of this Form 10-Q.

Results of Operations

         This discussion and analysis compares the results of operations of Primeco during the current three month and nine month periods with the operating results of operations during the corresponding period in the prior year.

Three Month Period Ended September 30, 1996 Compared With The Three Month Period Ended September 30, 1995

         Total Revenues for the three months ended September 30, 1996 increased 37.0% to $86.1 million, when compared to revenues of $62.9 million for the same period for the prior year. This increase is primarily a result of higher rental revenues, an increase in the sale of new equipment, parts and merchandise, as well as the American Hi-Lift and Alpine acquisitions.

         Rental Revenue for the three months ended September 30, 1996 increased 37.0% to $50.6 million, when compared with the corresponding prior period rental revenues of $36.9 million. This increase is the result of continued improvement in economic conditions, an increase in the average amount of equipment available for rental and continued strong utilization of rental equipment, plus the addition of equipment and rental yards associated with the American Hi-Lift and Alpine acquisitions.

                                  PRIMECO INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (Continued)

         New Equipment Sales for the three months ended September 30, 1996 increased 41.1% to $12.0 million, when compared with the corresponding prior period sales of $8.5 million. This increase is due primarily to improved general economic conditions and increases associated with the American Hi-Lift acquisition.

         Rental Equipment Sales for the three months ended September 30, 1996 increased 56.8% to $8.8 million, when compared with the corresponding prior period sales of $5.6 million, primarily due to a continued strong demand for used rental equipment and Primeco's efforts to dispose of older equipment acquired from American Hi-Lift.

         Parts and Merchandise Sales for the three months ended September 30, 1996 increased 17.7% to $9.7 million, when compared with the corresponding prior period sales of $8.2 million. This increase correlates with higher rental revenues and sales of new and used rental equipment.

         Service and Other Income for the three months ended September 30, 1996 increased 40.0% to $5.1 million when compared with the corresponding prior period sales of $3.7 million. This increase relates to the increased rental revenue.

         Gross Profit for the three months ended September 30, 1996 increased 62.5% to $29.7 million, when compared with the corresponding prior period gross profit of $18.3 million. The increase in gross profit is the result of increased revenues, as previously discussed, with the most significant component being the $13.7 million increase in rental revenue. Gross Profit was also impacted by direct operating expenses which increased by $7.3 million, or 47.1%, to $22.6 million from the prior period expense level of $15.4 million, and reflects increased expense associated with the American Hi-Lift acquisition.

         Selling, General and Administrative Expenses for the three months ended September 30, 1996 increased 44.6% to $12.8 million, when compared with the corresponding prior period expenses of $8.9 million. The increase reflects higher sales commissions due to increased rental and sales revenue and expenses associated with the inclusion of the American Hi-Lift and Alpine acquisitions into Primeco's operations.

         Interest expense (net of interest income) for the three months ended September 30, 1996 increased 30.4% to $9.6 million, when compared with the corresponding prior period interest expense of $7.3 million. The increase primarily reflects higher borrowing outstanding. Primeco's indebtedness, as of September 30, 1996, totaled $344.0 million, compared to $255.0 million as of September 30, 1995, primarily due to the American Hi-Lift and Alpine acquisitions and borrowing to fund capital expenditures.

                                  PRIMECO INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (Continued)

Nine Month Period Ended September 30, 1996 Compared With The Nine Month Period Ended September 30, 1995

         Total Revenues for the nine months ended September 30, 1996 increased 34.4% to $239.6 million, when compared to revenues of $178.2 million for the same period in the prior year. The increase was primarily the result of increased rental revenues, but, it also reflects increases in all of Primeco's revenue components as well as the acquisitions of American Hi-Lift and Alpine.

         Management estimates that approximately 52% of the increase in total revenues for the nine months ended September 30, 1996 compared to the comparable period of the prior year was attributable to these acquisitions and that the remaining approximately 48% of the increase was attributable to growth in the existing business. Thus, of the 34.4% increase in revenues described above, approximately 17.9% was due to these acquisitions and the remaining 16.5% was due to growth in the existing business.

         Rental Revenues for the nine months ended September 30, 1996 increased 36.7% to $138.3 million, when compared with the corresponding prior period rentals of $101.1 million. These results reflect a large rental equipment fleet base, strong equipment utilization and the addition of yards associated with the American Hi-Lift and Alpine acquisitions.

         New Equipment Sales for the nine months ended September 30, 1996 increased 34.2% to $33.3 million, when compared with the corresponding prior period sales of $24.8 million. The increase is due to strong general economic conditions, increased demand for equipment as well as sales associated with the American Hi-Lift acquisition.

         Rental Equipment Sales for the nine months ended September 30, 1996 increased 44.8% to $25.9 million, when compared with the corresponding prior period sales of $17.9 million, resulting, primarily, from continued strong demand for used rental equipment and Primeco's efforts to dispose of older equipment acquired from American Hi-Lift.

         Parts and Merchandise Sales for the nine months ended September 30, 1996 increased 17.5% to $28.4 million, when compared with the corresponding prior period sales of $24.2 million. This increase correlates with the higher rental revenues and sales of new and used rental equipment.

         Service and Other Income for the nine months ended September 30, 1996 increased 33.9% to $13.7 million when compared with the corresponding prior period sales of $10.3 million. This increase relates to the increase in rental revenue.

         Gross Profit for the nine months ended September 30, 1996 increased 59.1% to $80.6 million, when compared with the corresponding prior period gross profit of $50.7 million. The increase is the result of increased revenues as previously discussed with the most significant component being the $37.2 million increase in rental revenue. Gross Profit was also impacted by direct operating expenses, which increased by 38.0% to $61.4 million, when compared to the prior period expense level of $44.5 million. This increase primarily reflects increased expenses associated with the repair and maintenance costs associated with refurbishing and upgrading the former American Hi-Lift and Alpine equipment to Prime's standards.

                                  PRIMECO INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (Continued)

         Selling, General and Administrative Expenses for the nine months ended September 30, 1996 increased 37.7% to $36.0 million, when compared to the prior period expenses of $26.1 million. The increase reflects higher sales commissions due to increased rental and sales revenue and expenses associated with the inclusion of the American Hi-Lift and Alpine acquisitions into Primeco's operations.

         Interest Expense (net of interest income) for the nine months ended September 30, 1996 increased 26.4% to $27.0 million, when compared with the corresponding prior period interest expense of $21.4 million. The increase reflects higher borrowings outstanding. Primeco's indebtedness, as of September 30, 1996, totaled $344.0 million, compared to $255.0 million as of September 30, 1995. This increase is due primarily to the American Hi-Lift and Alpine Acquisitions and borrowings to fund capital expenditures.

Liquidity and Capital Resources

          Cash provided from operating activities totaled $30.9 million (net of the effects from the purchase of American Hi-Lift and Alpine) during the period ending September 30, 1996, compared to cash provided of $16.7 million for the period ending September 30, 1995. During the current period, cash flow from operations was higher than net income primarily as a result of adjustments to net income for non-cash expenses, such as depreciation and amortization. Netted against these positive adjustments were increases in account receivables and payments associated with increased inventories and decreases in accounts payable and accrued liabilities.

          Primeco's primary capital requirements were for the acquisition of American Hi-Lift and Alpine, as well as the purchase of rental equipment to expand its business and to replace rental equipment sold. The total purchases of rental equipment were $69.4 million compared to $66.6 million for the corresponding period for the prior year. Primeco continually evaluates the equipment in its rental fleet and periodically sells used equipment based on that evaluation. Proceeds from the sale of used rental equipment totaled $25.9 million for the nine month period ended September 30, 1996 compared to $17.8 million for the corresponding prior year period.

          The Company has no long-term minimum purchase commitments for rental equipment. Management has budgeted $98 million of gross fleet capital expenditures exclusive of acquisitions in 1996, of which approximately $54 million will be used to replace used rental equipment sold, with the remaining amounts being a net increase in investment in rental fleet. These expenditures will be offset by expected proceeds from the sale of used equipment of approximately $31 million. The Company will utilize these capital expenditures to expand the fleet at existing rental equipment yards, to satisfy the equipment needs of current and new Integrated Rental Management customers, to provide for the equipment needs of new rental equipment yards, and to maintain and grow the fleet at the rental yards recently acquired in connection with the 1996 acquisitions. The Company also expects to spend approximately $6 million in 1996 on non-equipment related capital expenditures consisting of buildings, land, furniture and fixtures and environmental capital expenditures. In addition to the budgeted capital expenditures, the Company is currently considering several potential acquisitions, although the Company does not currently have any understandings or agreements with respect to potential acquisitions. In 1996, Primeco purchased all of the outstanding stock of American Hi-Lift for approximately $66.5 million, and all of the assets of Alpine for approximately $11.4 million. The purchases were funded by a $9.4 million capital contribution from certain stockholders of the Company and the balance through borrowings from Primeco's credit facility.

          The Company's operations are subject to various environmental laws and regulations. In order to comply with these requirements, the Company is engaged in ongoing remediation, capital improvement and periodic compliance activities. In 1995, Prime spent approximately $1.3 million on environmental matters, including costs related to remediation, compliance and capital requirements, and has budgeted approximately $4.4 million in 1996 for such matters. As of September 30, 1996, the Company had a reserve for environmental remediation of $7.0 million and related receivables from state trust fund programs and a seller of equipment yards of $2.1 million.


         Primeco's management believes that its cash flows from operating activities, proceeds from the sale of used rental equipment and its borrowing capacity under the revolving credit facility (as of September 30, 1996 Primeco had $48 million availability under its $175 million Revolving Credit Facility) will be sufficient to finance its operations and anticipated capital expenditures through 1996.

                                  PRIMECO INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (Continued)

         The credit facility requires Primeco to maintain interest rate protection, which it has done through rate swap agreements covering a portion of its outstanding and available credit facility including the portion related to letters of credit. Accordingly, at December 31, 1995, Primeco had outstanding interest rate swap agreements (total notional amount of $80.0 million) placed with financial institutions, one of which is an affiliate of Salomon Brothers Inc, that effectively converted a portion of its floating-rate debt to fixed-rate debt. At December 31, 1995, the market value of the swaps represented a loss of approximately $2.6 million. The rate swap agreements expire in February 1997 and March 1997, respectively, and the floating interest rate for the final period has been set. The Company currently has no plans to, and is not required to, replace such agreements. Upon expiration of such agreements, the Company must pay an aggregate of approximately $1.29 million to cover market losses.

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

                                  PRIMECO INC.

PART II.         OTHER INFORMATION

Item 5.

         The Company is a wholly owned subsidiary of Prime Service, Inc., a Delaware corporation ("Prime"). Prime has filed a Registration Statement on Form S-1, File Number 333-11517 (the "Registration Statement"), pursuant to which Prime proposes to offer and sell 7,250,000 shares of Prime's common stock, par value $0.01 per share (the "Offering").

         The Company has amended and restated its credit agreement pursuant to the Amended and Restated Credit Agreement, dated as of October 30, 1996 (the "Amended Facility"), among the Company, The Chase Manhattan Bank, as Administrative Agent, and the CIT Group/Business Credit, Inc., as Collateral Agent. The Amended Facility will become effective upon consummation of Offering. The Amended Facility reduces the interest rates payable by the Company. In addition, the terms of Amended Facility include amending the payment schedule and extending the maturity date of payment of the term loan portion of the facility to December 31, 2002, and amending the payment schedule and extending the maturity date of payment of the revolving credit facility to a date that is five years from the effective date of the Amended Facility. Upon the effective date of amendment, the Company would repay at least $80 million of the principal currently outstanding under its revolving credit facility, without reducing the total amount available under such facility. The Amended Facility also amends certain covenants of the Company, including certain financial ratio covenants and covenants regarding capital expenditures. The Amended Facility also requires that the Company issue notices to the holders of its 12.75% Senior Subordinated Notes Due 2005 (the "Senior Notes") to redeem approximately $33.3 million in principal amount of such Senior Notes plus applicable premiums. The foregoing statement does not constitute such notice, and such notice will not be given prior to the consummation of the Offering. The foregoing description of the Amended Facility is qualified in its entirety by the Amended Facility, which is an exhibit to this Form 10-Q.

         The Registration Statement has not yet become effective. Shares of Prime's Common Stock may not be sold nor may offers to buy be accepted prior to the time the Registration Statement becomes effective. The description of the Offering in this Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy shares of Prime's Common Stock nor shall there by any sale of such securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         10.1     Amendment No. 1 to Employment Agreement, dated as of
                  October 25, 1996, between Primeco and Thomas E.
                  Bennett (incorporated by reference to Exhibit 10.29 of Prime Service, Inc.'s Registration Statement on Form S-1, File No. 333-11517, originally filed with the SEC on September 6, 1996 (the "Registration Statement").

         10.2 Amendment No. 1 to Employment Agreement, dated as of October 25, 1996, between Primeco and Brian Fontana (incorporated by reference to Exhibit 10.30 of Prime Service, Inc.'s Registration Statement).

         10.3     Amendment No. 1 to Employment Agreement, dated as of
                  October 25, 1996,  between Primeco and Kevin L.
                  Loughlin (incorporated by reference to Exhibit 10.31 of Prime Service, Inc.'s Registration Statement).

         10.4     Amendment No. 1 to Employment Agreement, dated as of
                  October 25, 1996, between Primeco and Peter A. Post (incorporated by reference to Exhibit 10.32 of Prime Service, Inc.'s Registration Statement).

         10.5 Employment Agreement, dated as of October 25, 1996, between Primeco and James O. York (incorporated by reference to Exhibit 10.33 of Prime Service, Inc.'s Registration Statement).

         10.6     Prime Service, Inc. 1996 Management Stock Incentive
                  Plan (incorporated by reference to Exhibit 10.34 of Prime Service, Inc.'s Registration Statement).

         10.7 Amended and Restated Credit Agreement, dated as of October 30, 1996, among Primeco, as borrower, The Chase Manhattan Bank, as Administrative Agent, and The CIT Group/Business Credit, Inc., as Collateral Agent.

         (b)      Reports on Form 8-K.

                  On August 13, 1996, Primeco filed a Current Report on
Form 10-Q, regarding its acquisition of the assets of Alpine Equipment Rentals & Supply Company, Inc. ("Alpine"). On October 11, 1996, Primeco filed a
Form 10-Q/A containing the audited financial statements and the pro forma financial information in connection with the Alpine acquisition.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PRIMECO  INC.


                                        /s/  BRIAN FONTANA
October 30, 1996                        -------------------------------------
                                        Brian Fontana
                                        (Executive Vice President, Chief
                                        Financial Officer)




                                        /s/ JOHN D. LATIMER
                                        -------------------------------------
                                        John D. Latimer
                                        (Controller)

                            EXHIBIT INDEX

10.1 Amendment No. 1 to Employment Agreement, dated as of October 25, 1996, between Primeco and Thomas E. Bennett (incorporated by reference to Exhibit 10.29 of Prime Service, Inc.'s Registration Statement on Form S-1, File No. 333-11517, originally filed with the SEC on September 6, 1996 (the "Registration Statement").

10.2 Amendment No. 1 to Employment Agreement, dated as of October 25, 1996, between Primeco and Brian Fontana (incorporated by reference to Exhibit 10.30 of Prime Service, Inc.'s
      Registration Statement).

10.3  Amendment No. 1 to Employment Agreement, dated as of October
      25, 1996, between Primeco and Kevin L. Loughlin (incorporated by reference to Exhibit 10.31 of Prime Service, Inc.'s
      Registration Statement).

10.4 Amendment No. 1 to Employment Agreement, dated as of October 25, 1996, between Primeco and Peter A. Post (incorporated by reference to Exhibit 10.32 of Prime Service, Inc.'s
      Registration Statement).

10.5 Employment Agreement, dated as of October 25, 1996, between Primeco and James O. York (incorporated by reference to Exhibit 10.33 of Prime Service, Inc.'s Registration Statement).

10.6  Prime Service, Inc. 1996 Management Stock Incentive Plan
      (incorporated by reference to Exhibit 10.34 of Prime Service, Inc.'s Registration Statement).

10.7 Amended and Restated Credit Agreement, dated as of October 30, 1996, among Primeco, as borrower, The Chase Manhattan Bank, as Administrative Agent, and The CIT Group/Business Credit, Inc., as Collateral Agent.